Form 10-Q
period 2008-10-31
CHINA ECO-HOSPITALITY OPERATIONS, INC
filed 2008-12-22
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA ECO-HOSPITALITY OPERATIONS, INC.
 (Exact name of registrant as specified in Charter)

DELAWARE	000-53415	75-3269053
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 405, 4/F., Wing Ming Industrial Centre
15 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong
(Address of Principal Executive Offices)
 _______________

(852) 61218865
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 18, 2008:  100,000 shares of Common Stock.

CHINA ECO-HOSPITALITY OPERATIONS, INC.

FORM 10-Q
October 31, 2008
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended October 31, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission for the period ended October 31, 2008.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Balance Sheets

	October 31, 2008	July 31, 2008
	(Unaudited)

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$-	$6,250
Loan payable – related party	$19,491	$7,550
	$19,491	$13,800

Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(19,492)	(13,801)

Total Stockholder’s Deficit	(19,491)	(13,800)

Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Statements of Operations

		Cumulative
		From
		July 11, 2008
	Three Months Ended October 31, 2008	(Inception) to October 31, 2008
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	5,691	19,384
Total operating expenses	5,691	19,384

Net loss	5,691	19,384

Net loss per share – basic and diluted	(0.06)	(0.19)

Weighted average number of shares outstanding
during the period – basic and diluted	100,000	100,000

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the Period from July 11, 2008 (inception) to October 31, 2008

			Deficit
	Common Stock		Accumulated during	Total
	Shares	Amount	Development Stage	Stockholder's Deficit

Common stock issued for compensation - founder - ($0.00001/share)	100,000	$1	$-	$1

Net loss from July 11, 2008 (inception date) to July 31, 2008	-	-	(13,801)	(13,801)

Balance July 31, 2008	100,000	$1	$(13,801)	$(13,800)

Net loss from August 1, 2008 to October 31, 2008	-	-	(5,691)	(5,691)
Balance October 31, 2008	100,000	$1	(19,492)	(19,491)

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Statement of Cash Flows

	Three Months Ended October 31, 2008	Cumulative From July 11, 2008 (Inception) to October 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,691)	$(19,492)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for compensation - founder	-	1
Changes in operating assets and liabilities:
decrease in accounts payable	(6,250)	-
Net Cash Used In Operating Activities	(11,941)	(19,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	11,941	19,491
Net Cash Provided By Financing Activities	11,941	19,491

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

China Eco-Hospitality Operations, Inc. (the “Company”) is a Delaware corporation that was incorporated on July 11, 2008.

The Company intends to effect a business combination with a Chinese based operating company.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt financing and implementing the business plan.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

A significant estimate in 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and cash equivalents

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

 The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2008, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At October 31, 2008, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount reported in the balance sheet for accounts payable and loan payable – related party approximates fair market value based on the short-term maturity of these instruments.

 Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Stock-based compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, “Share-Based Payment”.  The Company has not issued any stock based compensation to its employees since inception.

Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The Company has not issued any non-employee stock based compensation to any third parties since inception.

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

We adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At October 31, 2008, we did not record any liabilities for uncertain tax position.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,492 and net cash used in operations of $19,491 for the period ended October 31, 2008; and a working capital deficit of $19,491, deficit accumulated during the development stage of $19,492 and a stockholder’s deficit of $19,491 at October 31, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

Note 3 Loan Payable – Related Party

During October 2008, the Company’s stockholder loaned the Company $19,491. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During October 2008, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

Note 5 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling $19,492 at October 31, 2008, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at October 31, 2008 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$6,627
Total deferred tax assets	6,627
Less: valuation allowance	(6,627)
Net deferred tax asset recorded	$-

The valuation allowance at July 11, 2008 was $0. The net change in valuation allowance during the period ended October 31, 2008, was an increase of $6,627.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2008.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2008

The actual tax benefit differs from the expected tax benefit for the period ended October 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$(6,627)
Change in valuation allowance	6,627
Actual tax expense (benefit)	$-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Description of Business

The Company was incorporated in the State of Delaware on July 11, 2008 and maintains its principal executive office at Room 405, 4/F., Wing Ming Industrial Centre, 15 Cheung Yue Street, Cheung Sha Wan, Kowloon, Hong Kong. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 15, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Capital Resources

As of October 31, 2008, the Company’s current liabilities totaled $19,491, comprised exclusively of monies due to stockholders. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended October 31, 2008	Cumulative Period from July 11, 2008 (Inception) to October 31, 2008
Net Cash (Used in) Operating Activities	$(11,941)	$(19,491)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$11,941	$19,491
Net Increase in Cash and Cash Equivalents	$-	$-

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 11, 2008 (Inception) to October 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period ended from July 11, 2008 (Inception) to October 31, 2008, the Company had a net loss of $19,492 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB in September of 2008.

For the three months ending October 31, 2008, the Company had no activities that produced revenues from operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Wong Wa Kei Anthony, our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Anthony concluded that our disclosure controls and procedures were effective as of October 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

             31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

             32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)        Reports of Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Eco-Hospitality Operations, Inc.

Date: December 18, 2008	By:	/s/ Wong Wa Kei Anthony
Wong Wa Kei Anthony
President, Director, Secretary, Chief Financial Officer and Director