Form 10-Q
period 2009-01-31
CHINA ECO-HOSPITALITY OPERATIONS, INC
filed 2009-03-18
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2009:  100,000 shares of Common Stock.

CHINA ECO-HOSPITALITY OPERATIONS, INC.

FORM 10-Q
January 31, 2009
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

The results for the period ended January 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission for the period ended July 31, 2008.

China Eco-Hospitality Operations, Inc.

 (A Development Stage Company)

Balance Sheets

	January 31, 2009	July 31, 2008
	(Unaudited)	(Audited)

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$-	$6,250
Loan payable – related party	20,901	7,550
	20,901	13,800

Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(20,902)	(13,801)

Total Stockholder’s Deficit	(20,901)	(13,800)

Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Statements of Operations

			Cumulative
			From
			July 11, 2008
	Three Months Ended January 31, 2009	Six Months Ended January 31, 2009	(Inception) to January 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	1,410	7,101	20,902
Total operating expenses	1,410	7,101	20,902

Net loss	1,410	7,101	20,902

Net loss per share – basic and diluted	(0.01)	(0.07)	(0.21)

Weighted average number of shares outstanding
during the period – basic and diluted	100,000	100,000	100,000

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the Period from July 11, 2008 (inception) to January 31, 2009

			Deficit
	Common Stock		Accumulated during	Total
	Shares	Amount	Development Stage	Stockholder's Deficit

Common stock issued for compensation - founder - ($0.00001/share)	100,000	$1	$-	$1

Net loss from July 11, 2008 (inception date) to July 31, 2008	-	-	(13,801)	(13,801)

Balance July 31, 2008	100,000	$1	$(13,801)	$(13,800)

Net loss from August 1, 2008 to January 31, 2009	-	-	(7,101)	(7,101)
Balance January 31, 2009	100,000	$1	(20,902)	(20,901)

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Statement of Cash Flows

	Six Months Ended January 31, 2009	Cumulative From July 11, 2008 (Inception) to January 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,101)	$(20,902)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for compensation - founder	-	1
Changes in operating assets and liabilities:
decrease in accounts payable	(6,250)	-
Net Cash Used In Operating Activities	(13,351)	(20,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	13,351	20,901
Net Cash Provided By Financing Activities	13,351	20,901

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	-	$-

See accompanying notes to financial statements

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2009

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

A significant estimate during the period included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and cash equivalents

 For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

 The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2009, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At January 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2009

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

 Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the period from date of incorporation until January 31, 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2009

We adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At January 31, 2009, we did not record any liabilities for uncertain tax position.

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance contracts" ("SFAS 163"), SFAS 163 is intended to correct the inconsistencies in the recognition and measurement of claim liabilities by insurance enterprises. This SFAS 163 statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This will result in increasing comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The provisions of SFAS 163 are effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption will have a material impact on the Company's combined financial position or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2009

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,902 and net cash used in operations of $20,901 for the period ended January 31, 2009; and a working capital deficit of $20,901, deficit accumulated during the development stage of $20,902 and a stockholder’s deficit of $20,901 at January 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loan Payable – Related Party

During the period ended January 31, 2009, the Company’s stockholder loaned the Company $20,901. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During the period ended January 31, 2009, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

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

The Company has a net operating loss carryforward for tax purposes totaling $20,902 at January 31, 2009, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at January 31, 2009 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$7,107
Total deferred tax assets	7,107
Less: valuation allowance	(7,107)
Net deferred tax asset recorded	$-

The valuation allowance at October 31, 2008 was $6,627. The net change in valuation allowance during the period ended January 31, 2009, was an increase of $480.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of January 31, 2009.

China Eco-Hospitality Operations, Inc.
 (A Development Stage Company)
Notes to Financial Statements
January 31, 2009

The actual tax benefit differs from the expected tax benefit for the period ended January 31, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$(7,107)
Change in valuation allowance	7,107
Actual tax expense (benefit)	$-

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

Liquidity and Capital Resources

As of January 31, 2009, the Company’s current liabilities totaled $20,901, comprised exclusively of monies due to stockholders. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended January 31, 2009	Cumulative Period from July 11, 2008 (Inception) to January 31, 2009
Net Cash (Used in) Operating Activities	$(13,351)	$(20,901)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$13,351	$20,901
Net Increase in Cash and Cash Equivalents	$-	$-

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

Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 11, 2008 (Inception) to January 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period ended from July 11, 2008 (Inception) to January 31, 2009, the Company had a net loss of $20,902 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents.

For the six months ending January 31, 2009, the Company had no activities that produced revenues from operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

         China Eco-Hospitality Operations, Inc.

Date: March 17, 2009
By:	/s/ Wong WaKei Anthony
Wong Wa Kei Anthony
President, Secretary, Chief Financial Officer and Director