Form 10-K
period 2008-06-30
China Green, Inc.
filed 2009-10-13
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-26777

China Green, Inc.
 (Name of small business issuer in its charter)

DELAWARE	75-3269053
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Room 3601, the Centre, Queen’s Road no.99 Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

(852) 3691-8831
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.00001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Revenues for year ended June 30, 2009: $11,676,141.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of October 13, 2009, the registrant had 12,500,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Corporate History and Structure

We were incorporated in the State of Delaware on July 11, 2008, formed as a vehicle to pursue a business combination. On August 13, 2009, we closed a share exchange and stock purchase transaction with the shareholder of Glorious Pie Limited, a British Virgin Islands corporation (“Glorious Pie”), and the representative of the Investors in our private placement in reliance upon the exemption provided by Regulation S promulgated under the Securities and Exchange Act of 1934, as amended. As a result of the closing of the share exchange transaction, we became the 100% holding company of Glorious Pie which in turn is the 100% holder company of Earn Bright Development Limited, a Hong Kong corporation.  Effective September 24, 2009, we changed our company name from “China Eco-Hospitality Operations, Inc.” to “China Green, Inc.”

Business Overview

We operate our eco-hospitality business through our Hong Kong subsidiary which developed our business model – ECHOO (an acronym of Eco-Hospitality Operations) in the areas of hospitality investment projects and large-scale landscape architecture and engineering projects in China.  We are specialized on providing greenery services to landscaping construction projects in China, including, but not limited to, design advice, trading and quality control of seeds, provision of seedling and performance management of landscaping engineering and plantation.

ECHOO is a business model developed on the basis of Green Theory created by us. The Green Theory is developed on the ground of two green philosophies, namely the Neo Tai Chi Concept and Magic of Duality, and is applied in the form of our innovative approaches, Connected Environmental Betterment Approach (CEBA) and Hospitality Investment and Management Approach (HIMA). The two approaches represent two different ways to market our business vision of building harmonious living environment with greenery services, reflected by providing resource-efficient engineering design, and green hotel investment and consultancy, respectively.

Business Model

HIMA Approach

Our HIMA approach focuses on cooperation with property owners, including hotel, housing estate and commercial building, to construct green accommodation, such as indoor eco-friendly living environment.

Facing strong competition in the hospitality industry in China, hotel owners are actively seeking partnership in green accommodation construction or refurbishment to improve the quality of their services and the image of their facilities, and to reduce pollution.

We have adopted flexible fee payment method. Instead of charging hotel owners a lump sum upon engagement of our services, we charge monthly installment in an amount equal to certain percentage of the hotel owner’s monthly revenue.

CEBA Approach

Our CEBA approach is related to outdoor eco-friendly landscaping projects financed by various levels of Chinese governments. Since the central Chinese government advocates (1) the importance of environmental protection and (2) CO2 emission reduction after Kyoto Protocol, hence local municipal governments have taken the initiative to improve landscaping in public infrastructure, such as highways. For these government-funded outdoor landscaping projects, we provide professional landscaping knowledge, international benchmarking and initial investment on the resources and labor. The government is only required to pay the full amount after the project is completed.

Landscaping plantation absorbs CO2 and improves environmental condition, which enhances the images of the districts where the local governments are based. Better natural environment can attract the flow-ins of investors and people with skills and talents, which are the driving force of regional development.

Marketing Opportunities

Current development driving forces in China are characterized by steady population growth, ongoing urbanization of the former agriculturally-based population, aggressive economic growth and rapid motorization.  However, within the backdrop of impetus to fast speed urbanization, there is no comprehensive regional planning, nor national land development approach.

The consequence is a threat of a scattered low-density urbanization in the countryside and fast, uncontrolled and uncoordinated growth of the large city regions. The problem has caught the Chinese government's attention at the highest levels. In order to build a suitable environment for inhabitants, garden city construction is included in local government's agenda. It is also used as one of the measurements to evaluate the local government's performance.

We operate our business in one of the biggest contributor to global warming where has a great demand in environmental protection as the PRC government advocates the importance of environmental protection and the citizen wants  more  green area in their city. There is a huge market potential in China for ECHOO business model to grow because management believes we are among the few companies that are in meeting this continual demand of cost-efficient environment services through the abovementioned approaches – HIMA and CEBA approaches.

With our experience and expertise, management believes that we can satisfy the market need in green accommodation construction or refurbishment demanded from private sector and China government.

Marketing Strategy

As the Chinese government would increase its financial budget for environmental projects in the coming decades, it is foreseeable that the demand for our services would increases continually and widely spread out with the economic development based on the ground of the environmental policy and the greenery hospitality vision of the government.

We originate and develop our business model in China and aim to expand our business internationally. Domestically, we will expand our market through our local network. With respect to international development, in the near future our management shall explore and develop the Asia-Pacific market, e.g. Japan and Korea.

We will market our brand “ECHOO” as a leading industry benchmark in eco-living area construction to attract business and explore our market potential.

Competition

We are now positioned in a market with comparatively low competition as it is operating in a start-up eco-business market. We are the first company in the industry section engaged in assisting low ranking hotels in building eco-living construction through the HIMA Approach.

For landscape engineering project, even though there are servicer vendors offering similar services in the industry, we are favored by the local governments in the Guangdong province because with years of cooperation, the local governments have recognized our professional landscaping knowledge, international benchmarking and initial investment on the resources and labor via the CEBA approach.

Government Regulation

Our landscape design, construction and maintenance projects are subject to many federal, state and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our maintenance processes. For example, we employ chemical fertilizer to treat some of our plants. We believe that we operate our business in material compliance with all environmental laws and regulations, do not anticipate any material expenditure in order to meet environmental requirements and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations. However, we could incur operating costs or capital expenditures in complying with more stringent environmental requirements in the future or with current requirements if they are applied to our facilities in a way we do not anticipate.

Our operations are also governed by many other laws and regulations covering our labor relationships, the zoning of our facilities, our general business practices and other matters. We believe that we are in material compliance with these laws and regulations and do not believe that future compliance with such laws and regulations will have a material adverse effect on our financial condition or results of operations.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2.      PROPERTIES

Our executive office is located at Room 3601, the Centre, Queen’s Road no.99, Central, Hong Kong. The rentable space in this office consists of approximately 198 square meters (approximately 2,130 square feet). The lease agreement has a two year term which expires on July 31, 2011. The monthly rental payment is approximately $72,700.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 21, 2009, pursuant to the written consent of our majority shareholders in lieu of a special meeting, we authorized the change of our company name from “China Eco-Hospitality Operations, Inc.” to “China Green, Inc.” (the “Name Change”) Pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we filed a preliminary statement and a definitive statement to notify our shareholders on August 25, 2009 and September 4, 2009.  As a result of the effectiveness of the Name Change, our company name has been changed to “China Green, Inc.”

On August 13, 2009 (the “Closing Date”), we received a written consent in lieu of a special meeting of our shareholders from our shareholders holding 1,812,500 shares which represented 100% of our issued and outstanding voting stock, which authorized us to enter into a share exchange and stock purchase agreement (the “Share Exchange and Stock Purchase Agreement”) with Glorious Pie Limited (“Glorious Pie”), a British Virgin Island company, the sole shareholder of Glorious Pie (the “Glorious Pie Shareholder”) and the Representative of our investors, approved the resignation of Mr. Anthony Wong Wa Kei from our board of directors (the “Board”) and the appointment of Mr. Tai Chi Yip as a member of our Board. On the Closing Date, pursuant to the terms of the Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Glorious Pie Shareholder. In exchange, we issued to the Glorious Pie Shareholder, his designees or assigns, 10,355,000 shares of our common stock, representing approximately 82.84% of our common stock issued and outstanding after the closing of the share exchange transaction contemplated under the Share Exchange and Stock Purchase Agreement (the “Share Exchange”).

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We anticipate applying for trading of our common stock on a national stock exchange or a national quotation system. However, we can provide no assurance that our shares of common stock will be traded on a national stock exchange or a national quotation system or, if traded, that a public market will materialize.

Holders

As of October 13, 2009, we had 300 record holders of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We operate our eco-hospitality business through our business model – ECHOO (an acronym of Eco-Hospitality Operations) in the areas of hospitality investment projects and large-scale landscape architecture and engineering projects in China.  We are specialized on providing greenery services to landscaping construction projects in China, including, but not limited to, design advice, trading and quality control of seeds, provision of seedling and performance management of landscaping engineering and plantation.

ECHOO is a business model developed on the basis of Green Theory created by us. The Green Theory is developed on the ground of two green philosophies, namely the Neo Tai Chi Concept and Magic of Duality, and is applied in the form of our innovative approaches, Connected Environmental Betterment Approach (CEBA) and Hospitality Investment and Management Approach (HIMA). The two approaches represent two different ways to market our business vision of building harmonious living environment with greenery services, reflected by providing resource-efficient engineering design, and green hotel investment and consultancy, respectively.

HIMA Approach

Our HIMA approach focuses on cooperation with property owners, including hotel, housing estate and commercial building, to construct green accommodation, such as indoor eco-friendly living environment.

Facing strong competition in the hospitality industry in China, hotel owners are actively seeking partnership in green accommodation construction or refurbishment to improve the quality of their services and the image of their facilities, and to reduce pollution.

We have adopted flexible fee payment method. Instead of charging hotel owners a lump sum upon engagement of our services, we charge monthly installment in an amount equal to certain percentage of the hotel owner’s monthly revenue.

CEBA Approach

Our CEBA approach is related to outdoor eco-friendly landscaping projects financed by various levels of Chinese governments. Since the central Chinese government advocates (1) the importance of environmental protection and (2) CO2 emission reduction after Kyoto Protocol, hence local municipal governments have taken the initiative to improve landscaping in public infrastructure, such as highways. For these government-funded outdoor landscaping projects, we provide professional landscaping knowledge, international benchmarking and initial investment on the resources and labor. The government is only required to pay the full amount after the project is completed.

Landscaping plantation absorbs CO2 and improves environmental condition, which enhances the images of the districts where the local governments are based. Better natural environment can attract the flow-ins of investors and people with skills and talents, which are the driving force of regional development.

Qualitative and Quantitative Disclosure Regarding Market Risk

Credit Risk.  We are exposed to credit risk from our cash at bank, fixed deposits and contract receivables. The credit risk on cash at bank and fixed deposits is limited because the counterparts are recognized financial institutions. Contract receivables are subject to credit evaluations. As we are getting more new customers and offering credit terms, financial efficiency, we believe that cash flow and controlling bad debt and late payment become more and more important. We carry out thorough research through public filing records available on our new customers, coupled with the employment of business intelligence information provider, before extending any credit to new customers. Different levels of credit periods and credit limits are granted to different customers according to their size, financial position, business position and payment history, among other factors, in order to offer the right credit terms to our customers to enhance competitiveness yet manage the risk. We have not recorded bad debt since inception.

Country Risk.  The substantial portion of our business, assets and operations are located and conducted in Hong Kong and China. While these economies have experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of Hong Kong and China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us. If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenues and profits, will also be negatively affected.

Critical Accounting Policies and Estimates

Use of estimates: In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery. Actual results could differ from those estimates.

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2008 and 2009, there were cash and cash equivalents of $364,485 and $849,457, respectively.

Revenue Recognition: Our revenue is generated from providing services in two aspects as follows:

i)	Designing and consultancy services in hotel facilities; and
ii)	Resource-efficient engineering business in greenery projects.

The revenue recognized by us is based on the Design and Consultancy agreement between us and the hotel where we provided the design, consultancy to the hotel and even with certain fixtures and assets provided to that hotel and hence share a certain percentage of gross revenue generated by the hotel facilities for certain years as the consideration.

Revenue from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date for each contract. We would regularly and frequently reviews the estimated contract cost on each project being accepted and not yet finished to ensure the contract cost estimates is measured with the best knowledge of the personnel involved.

Accounts Receivable:  Accounts receivables are recorded at the invoiced amount, net of allowances for doubtful accounts. We recognize an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meets its financial obligations, such as in the case of bankruptcy filings pr deterioration in the customer’s operating results of financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Accounting for the Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We periodically evaluate the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of June 30, 2009, there were no significant impairments of its long-lived assets.

Plant and Equipment: Plant and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss.

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plan and equipment are as follows:

Equipment and machinery	5 years
Furniture & fixtures	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewable and betterments are capitalized.

Management considers that we have no residual value for plant and equipment.

Fair Value of Financial Instruments: SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

The carrying values of the financial instruments, including cash and cash equivalents, accounts and other receivables, approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

Cost of Revenue: Regarding the design and consultancy services to the hotel facilities, the respective cost of revenue includes the consultancy expenses in professional staff involved and the design and consultancy fee with other third-party experts, and also the depreciation expenses on those fixtures and movables assets being placed with the hotel by the Company.

Regarding the trading of seeding and provision of greenery engineering projects, the respective cost of revenue consists primarily of material costs, labor cost, subcontracting expenses, and related expenses, which are directly attributable to the greenery construction projects.

Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

Foreign Currency Translation:  We maintain our financial statements in the functional currency. The functional currency of us is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination often income for the respective periods.

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

	2009	2008
Year end RMB: US$ exchange rate	6.825	6.859
Average yearly RMB: US$ exchange rate	6.848	7.235

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the consolidated financial results.

In May 2008, the FASB issued SFAS No 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"), SFAS 163 is intended to correct the inconsistencies in the recognition and measurement of claim liabilities by insurance enterprises. This SFAS 163 statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This will result in increasing comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The provisions of SFAS 163 are effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Group Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board ('APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14_1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No.161, "Disclosures about Derivative Instruments and Hedging Activities" (' SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the quarter ending February 28, 2009. The Group does not expect that the adoption will have a material impact on the Group's consolidated financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 delayed the effective date of SFAS No. 157 "Fair Value Measurements" from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Consolidated Financial Statements. See Note 3, "Fair Value," on pages 10 and 11 for SFAS No. 157 disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December IS, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Group is currently evaluating the impact of SFAS 160 on the Group's consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Group will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the Group's consolidated financial statements.

Results of Operations

The following table sets forth our statement of operations for the periods indicated:

	From August 1, 2008 to June 30, 2009	From July 11, 2008 (Inception) to July 31, 2008

Operating expenses
General and administrative	$10,480	$13,801
Total operating expenses	10,480	13,801

Net loss	(10,480)	(13,801)

Net loss per share – basic and diluted	(0.10)	(0.14)

Weighted average number of shares outstanding
During the period – basic and diluted	$100,000	$100,000

Comparison of the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2008

Gross Profit. For fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008, we generated gross profit of $10,480 and $13,801, respectively, reflecting a decrease of approximately 24.06%. The decrease in gross profit was mainly due to the decrease in revenue of greenery construction consultancy.

General and Administrative Expenses. We incurred general and administrative expenses of $10,480 for the fiscal year ended June 30, 2009, a decrease of $3,321 or 24.06%, compared to $13,801 for the fiscal year ended June 30, 2008. The decrease in general and administrative expenses was the result of decrease in staff travel expense.

Net Income. We had net loss of $10,480 for the fiscal year ended June 30, 2009 as compared to $13,801 for the fiscal year ended June 30, 2008, a decrease of 24.06%. The decrease in our net income was the result of total decrease in sales revenue and effective cost control of the business.

Liquidity and Capital Resources

We are a development stage company. As of June 30, 2009, we have incurred an accumulated net loss of $24,281. At June 30, 2009, we had cash and cash equivalents of $0 as compared to cash and cash equivalents of $0 as of June 30, 2008.  Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	From August 1, 2008 To June 30, 2009	From July 11, 2008 (Inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,480)	$(13,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation - founder	-	1
Changes in operating assets and liabilities:
(Decrease)/increase in accounts payable	(5,873)	6,250
Net Cash Used In Operating Activities	(16,353)	(7,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	16,353	7,550
Net Cash provided by financing activities	16,353	7,550

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Off-Balance Sheet Arrangements

As of the date hereof, we do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

Inflation and Seasonality

Inflation and seasonality have not had a significant impact on our operations during the last two fiscal years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JUNE 30, 2009

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet - As of June 30, 2009	F-2

Statement of Operations - For the period from August 1, 2008 to June 30, 2009	F-3

Statement of Changes in Stockholder’s Deficit - For the period from August 1, 2008 to June 30, 2009	F-4

Statement of Cash Flows - For the period from August 1, 2008 to June 30, 2009	F-5

Notes to Financial Statements	F-6-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Green, Inc

We have audited the accompanying balance sheet of China Green, Inc. (the “Company”) as of June 30, 2009 and the statement of income, stockholders’ equity and cash flows from the period August 1, 2008 to June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009, and the results of their operations and their cash flows for the period from August 1, 2008 to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
October 13, 2009

China Green, Inc.
 (A Development Stage Company)
Balance Sheets

	June 30, 2009	July 31, 2008

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$(377)	$(6,250)
Loan payable – related party	(23,903)	(7,550)
	(24,280)	(13,800)

Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)	-	-
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(24,281)	(13,801)

Total Stockholder’s Deficit	(24,280)	(13,800)

Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

China Green, Inc.
 (A Development Stage Company)
Statements of Operations

	From August 1, 2008 to June 30, 2009	From July 11, 2008 (Inception) to July 31, 2008

Operating expenses
General and administrative expenses	$10,480	$13,801
Total operating expenses	10,480	13,801

Net loss	(10,480)	(13,801)

Net loss per share – basic and diluted	(0.10)	(0.14)

Weighted average number of shares outstanding
during the period – basic and diluted	$100,000	$100,000

See accompanying notes to financial statements

China Green, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the period from 1 August 2008 to 30 June 2009

			Deficit
	Common Stock		Accumulated during	Total
	Shares	Amount	Development Stage	Stockholder's Deficit

Common stock issued for compensation - founder - ($0.00001/share)	100,000	$1	$-	$1

Net loss from July 11, 2008 (inception date) to July 31, 2008	-	-	(13,801)	(13,801)

Balance July 31, 2008	100,000	$1	$(13,801)	$(13,800)

Net loss from August 1, 2008 to June 30, 2009	-	-	(10,480)	(10,480)
Balance June 30, 2009	100,000	$1	$(24,281)	$(24,280)

See accompanying notes to financial statements

China Green, Inc.
 (A Development Stage Company)
Statement of Cash Flows

	From August 1, 2008 To June 30, 2009	From July 11, 2008 (Inception) to July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,480)	$(13,801)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for compensation - founder	-	1
Changes in operating assets and liabilities:
(Decrease)/increase in accounts payable	(5,873)	6,250
Net Cash Used In Operating Activities	(16,353)	(7,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	16,353	7,550
Net Cash Provided By Financing Activities	16,353	7,550

Net Increase in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

See accompanying notes to financial statements

China Green, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2009

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

We were incorporated in the State of Delaware on July 11, 2008, formed as a vehicle to pursue a business combination. On August 13, 2009, we closed a share exchange and stock purchase transaction with the shareholder of Glorious Pie Limited, a British Virgin Islands corporation (“Glorious Pie”), and the representative of the Investors in our private placement in reliance upon the exemption provided by Regulation S promulgated under the Securities and Exchange Act of 1934, as amended. As a result of the closing of the share exchange transaction, we became the 100% holding company of Glorious Pie which in turn is the 100% holder company of Earn Bright Development Limited, a Hong Kong corporation.  Effective September 24, 2009, we changed our company name from “China Eco-Hospitality Operations, Inc.” to “China Green, Inc.”

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At June 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

China Green, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2009

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

 Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the period from date of incorporation until June 30, 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

We adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009, we did not record any liabilities for uncertain tax position.

Recent accounting pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended June 30, 2009. This Statement did not impact the financial results.

China Green, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2009

In May 2008, the FASB issued SFAS No 163, "Accounting for Financial Guarantee Insurance Contracts" ("SFAS 163"), SFAS 163 is intended to correct the inconsistencies in the recognition and measurement of claim liabilities by insurance enterprises. This SFAS 163 statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. This will result in increasing comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. The provisions of SFAS 163 are effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption will have a material impact on the Company's financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Group Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not currently expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board ('APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14_1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our results of operations and financial condition.

In March 2008, the FASB issued SFAS No.161, "Disclosures about Derivative Instruments and Hedging Activities" (' SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the quarter ending February 28, 2009. The Group does not expect that the adoption will have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157." FSP FAS 157-2 delayed the effective date of SFAS No. 157 "Fair Value Measurements" from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Company’s Financial Statements. See Note 3, "Fair Value," on pages 10 and 11 for SFAS No. 157 disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December IS, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Group is currently evaluating the impact of SFAS 160 on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, ("SFAS 141(R)"). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Group will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the Company’s financial statements.

China Green, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $10,480 and net cash used in operations of $16,353 for the period ended June 30, 2009; and a working capital deficit of $24,280, deficit accumulated during the development stage of $24,281 and a stockholder’s deficit of $24,280 at June 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loan Payable – Related Party

During the period ended June 30, 2009, the Company’s stockholder loaned the Company $23,903. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During the period ended June 30, 2009, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

Note 5 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carry forward for tax purposes totaling $24,281 at June 30, 2009, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at June 30, 2009 are as follows:

Gross deferred tax assets:
Net operating loss carry forwards	$7,447
Total deferred tax assets	7,447
Less: valuation allowance	(7,447)
Net deferred tax asset recorded	$-

The valuation allowance at January 31, 2009 was $7,107. The net change in valuation allowance during the period ended June 30, 2009, was an increase of $340.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2009.

China Green, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2009

The actual tax benefit differs from the expected tax benefit for the period ended June 30, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) – Federal	$(7,447)
Change in valuation allowance	7,447
Actual tax expense (benefit)	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Parker Randall CF (H.K.) CPA Limited, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act over the registrant. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of June 30, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the board's discretion.

Name	Age	Position
Tai Chi Yip	27	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

The following summarizes the occupation and business experience for our officers, directors, key employees and advisory board:

Tai Chi Yip, 27, Director, Chief Executive Officer and Chief Financial Officer

Mr. Tai is the Chief Executive Officer and founder of Glorious Pie. He is primarily in charge of day to day corporate strategy, corporate planning and overall management of Glorious Pie. Mr. Tai has profound experience in the finance industry including experience in HSBC and Procter & Gamble (P&G) as a Financial Analyst. He holds a bachelor’s degree in Economics and Finance from the Hong Kong University of Science and Technology.

Committees

We do not have a standing audit, nominating or compensation committee or any committee performing a similar function, although we may form such committees in the near future.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our Board which is currently composed of only one member handles the functions that would otherwise be handled by an audit committee. We are in the process of searching for a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. Before retaining any such expert, our board would make a determination as to whether such person is independent.

Independent Directors

No member of our Board qualifies as an "independent director" under the listing requirements of NASDAQ.

As we increase the membership of our Board of Directors, we may add directors who qualified as "independent directors," establish Board committees on which such independent directors may serve and adopt written Board committee charters, as appropriate, to assist in corporate governance.

Director Compensation

No cash compensation was paid to any member of our Board of Directors for services as a director during the fiscal year ended June 30, 2009 and 2008. We have no standard arrangement pursuant to which our board of directors is compensated for their services in their capacity as directors. The Board may award special remuneration to any director undertaking any special services on behalf of our company other than those services ordinarily required of a director. All authorized out-of-pocket expenses incurred by a director on our behalf will be subject to reimbursement upon our receipt of required supporting document of such expenses. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Family Relationships

There are no family relationships among our directors or officers.

Code of Ethics

On August 13, 2009, our Board adopted a Code of Ethics to which our Chief Executive Officer, Chief Financial Officer, and any person who may perform similar functions are subject. Currently, Mr. Tai is our only officer subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to our Code of Ethics.

The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the Board would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Tai serves as a director and since he is a controlling stockholder, he is largely responsible for evaluating his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the periods ended June 30, 2009 and June 30, 2008, compensation awarded to or paid to, or earned by, our officer and director.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tai Chi Yip	2009	1							1
Chief Executive Officer	2008	1							1

Outstanding Equity Awards

Our officer and director do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Our director does not receive compensation for their services as directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There is no employment or other contracts or arrangements with officer or director. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our common stock beneficially owned on October 6, 2009, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Name	Number of Shares Beneficially Owned	Percent of Shares (1)
Tai Chi Yip	10,355,000	82.84%
Wong Pak Fai, Phillip	625,000	5%
Officer and Directors as a Group	10,355,000	82.84%

(1)	Based upon 12,500,000 shares of common stock issued and outstanding as of October 13, 2009

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

On August 13, 2009, we entered into a Share Exchange and Stock Purchase Agreement with Glorious Pie, the Glorious Pie shareholder (the “Glorious Pie Shareholder”) and the representative of our investors. At the closing of the share exchange and stock purchase (the “Share Exchange”), and pursuant to the terms of the Share Exchange and Stock Purchase Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Glorious Pie Shareholder in exchange for our issuance of 10,355,000 common shares to the Glorious Pie Shareholder (the “Exchange Shares”). The Exchange Shares represent approximately 82.84% of our common stock issued and outstanding after the closing of the Share Exchange. Concurrently with the Share Exchange, we issued 332,000 shares of our common stock to 296 Investors who purchased our shares in the Regulation S Offering. The 332,000 common shares constitute 2.66% of our issued and outstanding common stock at the Closing. As a result of the Share Exchange, Glorious Pie became our wholly-owned subsidiary.

On August 12, 2009, we issued Mr. Wong, our then President and Director, 254,166 shares of our common stock, at par value $0.00001 per share, as compensation for services that he rendered as our then President, Treasurer and Secretary.

Director Independence

Our Board has determined that the sole member of our Board does not qualify as an "independent director" in accordance with the listing requirements of NASDAQ.

Item 14. Principal Accounting Fees and Services.

Effective August 25, 2009, we changed our fiscal year end from July 31 to June 30. Berman & Company, P.A. (“Berman”) was our independent registered public accounting firm engaged to examine our consolidated financial statements for the fiscal year ended July 31, 2008. Parker Randall CF (H.K.) CPA Limited  (“Parker Randall”) was our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended June 30, 2009.

Fees for the fiscal years ended July 31, 2008 and June 30, 2009

Audit Fees.  Berman was paid fees of approximately $2,764 for the fiscal years ended July 31, 2008, for professional services rendered for the audit of our annual financial statements. Parker Randall was paid fees of approximately $2,000 for the fiscal years ended June 30, 2009 for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements.

Audit Related Fees. Berman was not paid additional fees that are not reported under the paragraph captioned “Audit Fees” above for the fiscal year ended July 31, 2008 for assurance and related services reasonably related to the performance of the audit or review of our financial statements. Parker Randall was not paid additional fees that are not reported under the paragraph captioned “Audit Fees” above for the fiscal year ended June 30, 2009 for assurance and related services reasonably related to the performance of the audit and review of our financial statements.

Tax Fees. The aggregate fees billed in the fiscal years ended July 31, 2008 and June 30, 2009 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were approximately $2,764 and $10,000, respectively.

All Other Fees: We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended July 31, 2008 and June 30, 2008.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Tai Chi Yip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Tai Chi Yip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA GREEN, INC.

Date: October 13, 2009	By:	/s/ Tai Chi Yip
Tai Chi Yip Chief Executive Officer Chief Financial Officer