Form 10-Q
period 2009-09-30
China Green, Inc.
filed 2009-11-20
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

China Green, Inc.
(Exact name of registrant as specified in the Charter)

DELAWARE	000-53415	75-3269053
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 3601, the Centre, Queen’s Road no.99
Central, Hong Kong
 (Address of Principal Executive Offices) (Zip Code)

(852) 3691-8831
 (Registrants Telephone number including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2009: 12,500,000 shares of common stock.

CHINA GREEN, INC.

FORM 10-Q

September 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA GREEN, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

CHINA GREEN, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page(s)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7-10

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

		Three months	Three months
		ended	ended
		September 30,	September 30,
		2009	2008
		(unaudited)	(unaudited)
	Notes	$	$

Service income	11	3,496,724	3,622,755

Cost of services	12	(1,584,042)	(1,226,066)

Gross profit		1,912,682	2,396,689

General and administrative expenses	13	(22,932)	(34,411)

Income before taxation		1,889,750	2,362,278

Income tax	14	(38,423)	-

Net income		1,851,327	2,362,278

Other comprehensive income - Foreign currency translation adjustments		(20,252)	792,795

Total comprehensive income		1,831,075	3,155,073

Net income per share – basic and diluted		0.29	0.60

Weighted average number of shares outstanding during the period – basic and diluted		6,299,750	5,277,500

The Annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONDENSED CONSOLIATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009
(UNAUDITED)
(Stated in US dollars)

		As of	As of
		September 30,	June 30,
	Notes	2009	2009
		(unaudited)	(audited)
ASSETS		$	$
Current assets
Cash and cash equivalents	4	1,156,708	849,457
Accounts receivables	5	7,245,231	5,036,977
Deposit paid for labour services		2,024,904	2,028,713
Deposit for contract procurements	6	1,411,224	1,413,879
Deposit paid for hotel investment negotiation	7	1,023,751	1,025,677

Total current assets		12,861,818	10,354,703

Plant and equipment, net	8	948,795	1,083,011

TOTAL ASSETS		13,810,613	11,437,714

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Amount due to a director	9	64,376	64,499
Amount due to a shareholder	9	24,638	23,899
Accrued expenses		15,295	10,411
Tax payable	14	110,610	72,303

TOTAL LIABILITIES		214,919	171,112

STOCKHOLDERS’ EQUITY
Authorized : 500,000,000 shares;	10	125	105
Issued : 12,499,500 shares
Additional paid-in capital	10	497,997	-
Accumulated other comprehensive income		(20,252)	836,560
Retained earnings		13,117,824	10,429,937

		13,595,694	11,266,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		13,810,613	11,437,714

The Annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities	$	$

Net income before taxation	1,889,750	2,362,278
Depreciation	132,114	131,886
(Increase) / decrease in accounts receivables	(2,208,254)	2,040,331
Increase in accrued expenses	4,884	-
Increase in amount due to a shareholder	739	16,361
(Decrease) / increase in amount due to a director	(123)	64,214

Net cash (used in) / from operating activities	(180,890)	4,615,070

Cash flows from investment activities

Investment in a subsidiary	-	(100)

Net cash used in investment activities	-	(100)

Cash flows from financing activities

Issue of share	20	105
Additional paid-in capital	497,997	-

Net cash generated in financing activities	498,017	105

Net increase in cash and cash equivalents	317,127	4,615,075

Effect of foreign currency translation on cash and	(9,876)	(9,244)
cash equivalents
Cash and cash equivalents - beginning of period	849,457	364,485

Cash and cash equivalents - end of period	1,156,708	4,970,316

The annexed notes form an integral part of these financial statements

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2008. The historical consolidated financial statements of the Company will be those of China Green, Inc. and of the consolidated entities from the July 1, 2008, the date of merger, and subsequent. The consolidated financial statements for the company for the three months ended September 30, 2009 and 2008, include the financial statements of China Green, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Intercompany transactions and balances are eliminated in consolidation.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the 2008 and 2009 annual report filed with the Securities and Exchange Commission.

2.       DESCRIPTION OF BUSINESS

China Green Group (the “Group”) consists of China Green, Inc. (the “China Green”), Glorious Pie Limited (the “Glorious Pie”) and Earn Bright Development Limited (the “Earn Bright”).  China Green, Inc. was incorporated in the State of Delaware on July 11, 2008. Glorious Pie Limited was incorporated in the British Virgin Islands on 12 September, 2006, under the International Business Companies Act, British Virgin Islands. Earn Bright Development Limited was incorporated in Hong Kong on December 17, 2008.

On August 12, 2009, China Green, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 10,355,000 common shares to the Glorious Pie Limited Shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

The Group is engaged in developing its model in the areas of hospitality facilities and large scale landscape architecture and engineering.  The group is specialized on providing greenery services to greenery construction projects in China, including, but not limited to, design advice, trading and quality control service of seed, provision of seedling and performance arrangement of greenery engineering and plantation.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)       Basis of presentation and consolidation (continued)

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of China Green, Inc. and its subsidiaries. Significant intercompany transactions have been elimination in consolidation.

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2008.

As of September 30, 2009, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Glorious Pie Limited	British Virgin Islands	September 12, 2006	100%	US$100

Earn Bright Development Limited	Hong Kong	December 17, 2008	100%	US$0.128 (HK$1)

b)       Use of estimates

In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery.  Actual results could differ from those estimates.

c)       Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of year or less to be cash equivalents.  As of September 30 and June 30, 2009, there were cash and cash equivalents of $658,708 and $849,457.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)       Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts.  The Group recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility.  An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Group becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

 e)         Accounting for the Impairment of Long-Lived Assets

The Group adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Group believes that, as of September 30 and June 30, 2009, there were no significant impairments of its long-lived assets.

f)        Plant and Equipment

Plant and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss.

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.  Estimated useful lives of the plant and equipment are as follows:

Equipment and machinery	5 years
Furniture & fixtures	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.  The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Management considers that we have no residual value for plant and equipment.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

g)        Fair value of Financial Instruments

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

h)        Foreign Currency Translation

The Group maintains its financial statements in the functional currency.  The functional currency of the Group is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Group which are prepared using the functional currency have been translated into United States dollars.  Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	2009	2008
Month end RMB : US$ exchange rate	6.838	6.855
Average period RMB : US$ exchange rate	6.841	6.853

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)        Revenue Recognition

The Group revenue is generated from providing services in two aspects as follows:

i) ii)	Designing and consultancy services in hotel facilities; and Resource-efficient engineering business in greenery projects.

The revenue recognized by the Group is based on the Design and Consultancy agreement between the Group and the hotel where the Group has provided the design, consultancy to the hotel and even with certain fixtures and assets provided to that hotel and hence share a certain percentage of gross revenue generated by the hotel facilities for certain years as the consideration.

Revenue from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract.  The Group would regularly and frequently reviews the estimated contract cost on each project being accepted and not yet finished to ensure the contract cost estimate is measured with the best knowledge of the personnel involved.

j)        Cost of revenue

Regarding the design and consultancy services to the hotel facilities, the respective cost of revenue includes the consultancy expenses in professional staff involved and the design and consultancy fee with other third-party experts, and also the depreciation expenses on those fixtures and movable assets being placed with the hotel by the Group.

Regarding the trading of seeding and provision of greenery engineering projects, the respective cost of revenue consists primarily of material costs, labour cost, subcontracting expenses, and related expenses, which are directly attributable to the greenery construction projects.

k)       Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)       Income Taxes (Continued)

The China Green accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The China Green adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The China Green consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2009, the China Green did not record any liabilities for uncertain tax position.

l)        Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement.  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Group's comprehensive net income is equal to its net income for all periods presented.  The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

m)       Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

n)        Share-based compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, “Share-Based Payment”.   The Company has issued 254,166 shares of share-based compensation at par value USD0.00001 to its director on August 12, 2009 as compensation for services that he rendered.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

o)        Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  The Company has issued 1,458,334 shares of non-employee stock based compensation at par value USD0.0001 to third parties on August 12, 2009 as compensation for their consulting services rendered.

p)        Segment reporting

The Group uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Group’s reportable segments. Management, including the chief operating decision maker, reviews monthly operating results derived from two types of services and therefore the Group has determined that the Group has two operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

q)         Earnings per share

The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.  At September 30, 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

r)         Additional paid-in capital

In connection with the China Green’s private placement completed in July 2009, the Company issued 332,000 shares of its common stock to 296 investors at USD$1.50 per share for an aggregate purchase price of USD$498,000. The Company issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act. These investors who received the securities represented and warranted that they are not “U.S. Person” as defined in Regulation D.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

4.       CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
	$	$

Cash at bank	288,133	458,729
Cash on hand	868,575	390,728
	1,156,708	849,457

5.       ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
	$	$
Accounts receivables related to:

Hotel facilities	529,737	522,113
Greenery construction projects	1,335,593	3,909,385
Greenery maintenance projects	5,379,901	605,479
	7,245,231	5,036,977

At the balance sheet date, most of the accounts receivables were related to greeneryconstruction projects and their credit period is usually ranged from 90 days to 180 days.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

6.        DEPOSIT PAID FOR CONTRACT PROCUREMENTS

Main contractors require the company to put escort money during negotiation of contract.  Once the contract is successfully bade, the escort money will be kept by the contractors until the contract has been completed. If the bid is fail, the escort money will be refunded immediately.

7.       DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
	September 30,	June 30,
Deposit for hotel investment negotiation	2009	2009
	(unaudited)	(audited)
	$	$
Location:
(1) Dongguan City, Changan Town,
Xin Min Administration Region,	292,500	293,051
Jianan Road Section

(2) Chang An Di Ying Hotel
Dongguan City, Changan Town,
Zhenan Road and Xiabian Road Section	292,500	293,051

(3) Jin Ye Hotel
Guangzhou City, Huan Shi Dong Road,
Section No. 422	438,751	439,575

	1,023,751	1,025,677

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

8.      PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	As of	As of
	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
At cost	$	$
Balance at beginning of period	2,648,609	2,624,306
Acquisition during the period	-	11,136
Exchange difference	(4,974)	13,167

Balance at end of period	2,643,635	2,648,609
Less: Accumulated depreciation
Balance at beginning of period	1,565,598	1,030,705
Charge for the period	132,114	527,909
Exchange difference	(2,872)	6,984

Balance at end of period	1,694,840	1,565,598

Net book value
As at September 30 and June 30, 2009	948,795	1,083,011

Management considers that there are no residual value for plant and equipment.

9.       AMOUNT DUE TO A DIRECTOR / SHAREHOLDER

The amounts represent unsecured, interest free and have no fixed repayment terms.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

10.       STOCKHOLDERS’ EQUITY

On July 17, 2008, the China Green, Inc. issued it’s President and Director 100,000 shares of common stock at par value USD0.00001 as the founder shares as compensation for the services that he rendered in connection with the Company’s incorporation.

In connection with the Company’s private placement completed in July 2009, the Company issued 332,000 shares of its common stock to 296 investors at USD$1.50 per share for an aggregate purchase price of USD$498,000.

On August 12, 2009, the Company has issued 254,166 shares of share-based compensation at par value USD0.00001 to its director as compensation for services that he rendered.

On August 12, 2009, the Company has issued 1,458,334 shares of non-employee stock based compensation at par value USD0.0001 to third parties as compensation for their consulting services rendered.

On August 12, 2009, China Green, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 10,355,000 common shares to the Glorious Pie Limited Shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

  Stockholders’ equity is as follows:

	Common Stock
	Number	Amount($)	Additional paid-in capital($)	Total ($)

As of date of Inception	100,000	1	-	1
Share issued on July 2009	332,000	3	497,997	498,000
Share issued on August 2009	1,712,500	17	-	17
Share issued for takeover a subsidiary	10,355,000	104	-	104

As of September 30, 2009	12,499,500	125	497,997	498,122

As of September 30, 2009, the Company has 500,000,000 shares of common stock authorized and 12,499,500 shares of common stock issued and outstanding.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

11.       BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery		Greenery
	Construction Project		Maintenance Works		Hotel Facilities		Total
	3 months ended		3 months ended		3 months ended		3 months ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$	$	$	$
Revenue from
external customers	2,207,978	2,221,388	604,033	602,991	684,713	798,376	3,496,724	3,622,755

Gross profit	1,044,822	1,372,476	329,879	372,345	537,981	651,868	1,912,682	2,396,689

	As of	As of	As of	As of	As of	As of	As of	As of
	Sep 30,	Jun 30,	Sep 30,	Jun 30,	Sep 30,	Jun 30,	Sep 30,	Jun 30,
	2009	2009	2009	2009	2009	2009	2009	2009
	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
	$	$	$	$	$	$	$	$
Segment non-
current assets	-	-	-	-	948,795	1,083,011	948,795	1,083,011

Segment current assets
(excluding cash and
cash equivalents)	7,404,806	6,825,404	2,746,816	1,132,052	1,553,488	1,547,790	11,705,110	9,505,246

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

12.       COST OF SERVICES

Details of cost of services are summarized as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
	$	$

Depreciation	132,114	131,886
Repair and maintenance	14,618	14,622
Sub-contracting charges	512,672	373,029
Material cost	765,505	589,177
Professionals and related costs	14,483	10,944
Other construction costs	144,650	106,408

	1,584,042	1,226,066

13.        GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are summarized as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
	$	$

Audit fee	4,903	2,000
Computer expenses	965	957
Electricity and water	350	360
Filing fee	739	566
Legal and professional fee	8,668	8,346
Preliminary expenses	-	13,801
Sundry expenses	1,228	1,664
Travelling	892	1,480
Telephone	802	859
Wages and salaries	4,385	4,378

	22,932	34,411

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES

The enterprise income tax is reported on a separate entity basis.

United States Tax

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

The China Green has a net operating loss carry forward at September 30, 2009 for tax purposes totaling $25,035, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

As of
September 30,
2009
(unaudited)
$
Gross deferred tax assets:
Net operating loss carry forwards	8,512

Total deferred tax assets	8,512
Less: valuation allowance	(8,512)

Net deferred tax asset recorded	-

The valuation allowance at June 30, 2009 was $7,447. The net change in valuation allowance during the period ended September 30, 2009, was an increase of $1,065.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2009.

The actual tax benefit differs from the expected tax benefit for the period ended September 30, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES (CONTINUED)
As of
September 30,
2009
(unaudited)
$
Expected tax expense (benefit) – Federal	(8,512)
Change in valuation allowance	8,512

Actual tax expense (benefit)	-

BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the year/period presented.

Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the year ended September 30, 2009.

PRC Tax

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

The Earn Bright Development Limited is subjected to PRC tax law. The Management of Earn Bright Limited considered that the Company did operate in PRC and is subject to PRC tax since 2 January 2009. As all the business are operated through Earn Bright Development Limited, under the Mainland and Hong Kong Closer Economic Partnership Arrangement (CEPA), the Company is entitled to 5% of business tax and 7% of profit tax.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.           INCOME TAXES (CONTINUED)

Income tax at applicable tax rates of 5% of business tax and 7% of profit tax:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)
	$	$

Tax for the period at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	20,541	-
- Profit tax at 7% of profit	17,882	-

Income tax	38,423	-

Tax payable in the balance sheet represents:
	As of	As of
	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
	$	$

Tax at the statutory tax rate of applicable in jurisdictions:
jurisdictions:
- Business tax at 5% of turnover	20,541	38,737
- Profit tax at 7% of profit	17,882	33,319

	38,423	72,056
Balance brought forward	72,303	-
Foreign exchange translation	(116)	247

Tax payable	110,610	72,303

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.         INCOME TAXES (CONTINUED)

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the period ended September 30, 2009.

15.        COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies for the period ended September 30,  2009.

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual periods ending after September 15, 2009.  The Group adopted this Statement in the quarter ended September 30, 2009. This Statement did not impact the consolidated financial results.

In May 2008, the FASB issued SFAS No 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”), SFAS 163 is intended to correct the inconsistencies in the recognition and measurement of claim liabilities by insurance enterprises.  This SFAS 163 statement requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  This will result in increasing comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  The provisions of SFAS 163 are effective for fiscal years beginning after December 15, 2008. The Group does not expect that the adoption will have a material impact on the Group’s consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Group Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  We do not currently expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In May 2008, the FASB issued FSP Accounting Principles Board (‘APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our consolidated results of operations and financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

OVERVIEW

Corporate History and Structure

We were incorporated in the State of Delaware on July 11, 2008, formed as a vehicle to pursue a business combination. On August 13, 2009, pursuant to a share exchange and stock purchase agreement (the “Agreement”), we closed a share exchange and stock purchase transaction (the “Share Exchange and Stock Purchase”) with Glorious Pie Limited, a British Virgin Islands corporation (“Glorious Pie”), the shareholder of Glorious Pie (the “Shareholders”) and the representative of the investors in our private placement in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result of the closing of the Share Exchange and Stock Purchase, we became the 100% holding company of Glorious Pie which in turn is the 100% holding company of Earn Bright Development Limited, a Hong Kong corporation.  Effective September 24, 2009, we changed our company name from “China Eco-Hospitality Operations, Inc.” to “China Green, Inc.” The chart below depicts our current corporate structure.

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

Business Model

•	HIMA Approach

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

•	CEBA Approach

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

RESULTS OF OPERATIONS

The following table sets forth our statement of operations for the periods indicated:

	For the Three Months Ended
	September 30, 2009		September 30, 2008
	$		$

Service income		3,496,724		3,622,755

Cost of services		(1,584,042)		(1,226,066)

Gross profit		1,912,682		2,396,689

General and administrative expenses		(22,932)		(34,411)

Income before taxation		1,889,750		2,362,278

Income tax		(38,423)		-

Net income		1,851,327		2,362,278
Other comprehensive income
- Foreign currency translation adjustments		(20,252)		792,795

Total comprehensive income		1,831,075		3,155,073

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

Gross Profit. For three months ended September 30, 2009 as compared to the three months ended September 30, 2008, we generated gross profit of $1,912,682 and $2,396,689, respectively, reflecting a decrease of approximately 20%. The decrease in gross profit was mainly due to the increase of cost in seeding and sub-contracting charges and the decrease in demand for hotel and amusement services caused by global economic recession.

Cost of Services. Our cost of services for the three months ended September 30, 2009 was $1,584,042 as compared to $1,226,066 for three months ended September 30, 2008, an increase of 29%, which was the result of the increase of cost in seeding and sub-contracting charges.

General and Administrative Expenses. We incurred general and administrative expenses of $ 22,932 for the three months ended September 30, 2009, a decrease of $11,479 or 33%, compared to $34,411 for the three months ended September 30, 2008. The reason for the decrease was because in the three months ended September 30, 2008, we incurred expenses in connection with corporate administration that was not incurred in the three months ended september 30, 2009.

 Net Income. We had net income of $1,851,327 for the fiscal year ended September 30, 2009 as compared to a net income $2,362,278 for the three months ended September 30, 2008, a decrease of 21%. The decrease in our net income was the result of the increase of cost in seeding and sub-contracting charges and the decrease in demand for hotel and amusement services caused by global economic recession.

Critical Accounting Policies and Estimates

Basis of presentation and consolidation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of China Green, Inc. and its subsidiaries. Significant intercompany transactions have been elimination in consolidation. The results of subsidiaries acquired or disposed of during the period are included in the consolidated income statement from the effective date of acquisition or up the effective date of disposal. The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2008.

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

Cash and Cash Equivalents: We consider all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of June 30, 2009 and September 30, 2009, there were cash and cash equivalents of $849,457 and $1,156,708.

Revenue Recognition: Our revenue is generated from providing services in two aspects as follows:

i)	Designing and consultancy services in hotel facilities; and
ii)	Resource-efficient engineering business in greenery projects.

The revenue recognized by us is based on the Design and Consultancy agreement between us and the hotel where we have provided the design, consultancy to the hotel and even with certain fixtures and assets provided to that hotel and hence share a certain percentage of gross revenue generated by the hotel facilities for certain years as the consideration.

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

Accounting for the Impairment of Long-Lived Assets: We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, we believe that, as of June 30, 2009, there were no significant impairments of its long-lived assets.

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
Furniture &fixtures                                                 5 years

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

The China Green accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The China Green adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The China Green consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At September 30, 2009, the China Green did not record any liabilities for uncertain tax position.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders' equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders' equity.

	2009	2008
Year end RMB: US$ exchange rate	6.838	6.855
Average yearly RMB: US$ exchange rate	6.841	6.853

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Comprehensive Income: SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement.  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Group's comprehensive net income is equal to its net income for all periods presented.  The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

Commitments and contingencies: Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Share-based compensation: All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, “Share-Based Payment”.   The Group has issued 254,166 shares of share-based compensation at par value to its director on August 12, 2009 as compensation for services that he rendered.

Non-employee stock based compensation: Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).  The Group has not issued any non-employee stock based compensation to any third parties since inception.

Segment reporting: The Group uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Group’s reportable segments. Management, including the chief operating decision maker, reviews monthly operating results derived from two types of services and therefore the Group has determined that the Group has two operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

Earnings per share: The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.  At September 30, 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

Additional paid-in capital: In connection with the China Green’s private placement completed in July 2009, the Company issued 332,000 shares of its common stock to 296 investors at USD$1.50 per share for an aggregate purchase price of USD$498,000. The Company issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act. These investors who received the securities represented and warranted that they are not “U.S. Person” as defined in Regulation D.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. As of September 30, 2009, we have incurred an accumulated net income of 13,117,824. At September 30, 2009, we had cash and cash equivalents of $1,156,708 as compared to cash and cash equivalents of $4,970,316 as of September 30, 2008.  Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	For three month ended September 30, 2009	For three months ended September 30, 2008

Net Cash (Used in) / by Operating Activities	(180,890)	4,615,070

Net Cash by Investment Activities	-	(100)

Net Cash by Financing Activities	498,017	105

Net Increase in Cash	317,127	4,615,07

Effect of Foreign Currency Transaction	(9,876)	(9,244)

Cash, Beginning of Period	849,457	364,485

Cash, End of Period	$1,156,708	4,970,316

OFF-BALANCE SHEET ARRANGEMENTS

As of the date hereof, we do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

INFLATION AND SEASONALITY

Inflation and seasonality have not had a significant impact on our operations during the last two fiscal years.

 Item 3.    Quantitative and Qualitative Disclosures about Market Risks

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2009, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no significant changes in our internal controls over financial reporting that occurred subsequent to our evaluation of our internal control over financial reporting for the three months ended September  30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Issued for Services

On July 17, 2008, we issued to Mr. Wong, Wa Kei Anthony, our then President and Director 100,000 shares of our common stock, at par value $0.00001 per shares, as the founder shares as compensation for the services that Mr. Wong rendered in connection with our incorporation.

On August 12, 2009, we issued to Mr. Wong 254,166 shares of our common stock, at par value $0.00001 per share, as compensation for services that he rendered as our then President, Treasurer and Secretary.

On August 12, 2009, we issued to Mr. Wong, Pak Fai Phillip, Mr. Leung Man Kit, Ms. Wong Ka Jing, Aurona and Ms. Wong Wing Hung, Bernadette 625,000, 125,000, 354,167, and 354,167 shares of our common stock, at par value $0.00001 per share, respectively, as compensation for consulting services they provided to us. The consulting services they provided includes, but is not limited to, (1) identifying and analyzing business opportunities for our business development; (2) general business consultation on budgeting and business networking; and (3) financial accounting consultation and advisory business management services.

These securities were issued pursuant to the exemption provided under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the shareholder had the necessary investment intent as required by Section 4(2) since she agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act   for this transaction.

Stock Issued for Cash

In connection with our private placement completed in July 2009, we issued 332,000 shares of our common stock to 296 investors at $1.50 per share for an aggregate purchase price of $498,000.

We issued these shares in reliance on the safe harbor provided by Regulation S promulgated under the Securities Act. These investors who received the securities represented and warranted that they are not “U.S. Person” as defined in Regulation D.

Stock Issued In Share Exchange

Pursuant to the Agreement effective August 13, 2009, we issued 10,355,000 shares of our common stock to Mr. Tai Chi Yip, the Glorious Pie Shareholder,  in exchange for 100% of the outstanding shares of Glorious Pie. Such securities were not registered under the Securities Act. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act. We made this determination based on the representations of the Glorious Pie Shareholders which included, in pertinent part, that such shareholders were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the Glorious Pie Shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

On August 13, 2009, we received a written consent in lieu of a special meeting of our shareholders from our shareholders holding 1,812,500 shares which represented 100% of our issued and outstanding voting stock, which authorized us to enter into Glorious Pie, Mr. Tai, the sole Glorious Pie Shareholder, and the Representative of our investors, and approved the resignation of Mr. Anthony from our board of directors and the appointment of Mr. Tai as a board member. Pursuant to the terms of the Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Glorious Pie Shareholder. In exchange, we issued to Mr. Tai, the Glorious Pie Shareholder 10,355,000 shares of our common stock, representing approximately 82.84% of our common stock issued and outstanding after the closing of the Share Exchange and Stock Purchase Transaction.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Tai Chip Yip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Tai Chip Yip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Green, Inc.

Date: November 20, 2009	By:	/s/ Tai Chi Yip
Tai Chi Yip Chief Executive Officer and Principal Accounting Officer