Form 10-K/A
period 2009-06-30
China Green, Inc.
filed 2009-11-30
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to FORM 10-K

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

i

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

Facing strong competition in the hospitality industry in China, hotel owners are actively se
Landscaping plantation absorbs CO2 and improves environmental condition, which enhances the images of the districts where the local governments are based. Better natural environment can attract the flow-ins of investors and people with skills and talents, which are the driving force of regional development.

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

Government Regulation

Our landscape design, construction and maintenance projects are subject to many federal, state and local requirements relating to the protection of the environment and we use environmentally sensitive materials in our maintenance processes. For example, we employ chemical fertilizer to treat some of our plants. We believe that eking partnership in green accommodation construction or refurbishment to improve the quality of their services and the image of their facilities, and to reduce pollution.

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

Critical Accounting Policies and Estimates

Basis of presentation and consolidation: The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for consolidated financial information.

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2007.  The historical consolidated financial statements of the Company will be those of China Green, Inc. and of the consolidated entities from the July 1, 2007, the date of merger, and subsequent.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Significant intercompany transactions have been eliminated in consolidation.

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

The China Green adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The China Green consider many factors when evaluating and estimating our tax positions and tax benefits, which may require yearic adjustments.  At June 30, 2009, the China Green did not record any liabilities for uncertain tax position.

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

Comprehensive Income: SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement.  Comprehensive income is defined as the change in equity of a business enterprise during a year from transactions and other events and circumstances from non-owner sources.  The Group's comprehensive net income is equal to its net income for all years presented.  The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

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

Earnings per share: The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the year.  At June 30, 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual years ending after June 15, 2009 (our year ended June 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

Results of Operations

Comparison of the fiscal year ended June 30, 2009 to the fiscal year ended June 30, 2008

The following table sets forth our statement of operations for the periods indicated:

	For the year Ended
	June 30, 2009	June 30, 2008
Service income	$11,676,141	$9,282,281
Cost of services	(5,416,156)	(3,942,076)
Gross profit	6,259,985	5,340,205
General and administrative expenses	(106,087)	(28,611)
Income before taxation	6,153,898	5,311,594
Income tax	(72,056)	-
Net income	6,081,842	5,311,594
Other comprehensive income
- Foreign currency translation adjustments	46,766	698,890
Total comprehensive income	6,128,608	6,010,484

Gross Profit. For the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008, we generated gross profit of $6,259,985 and $5,340,205, respectively, reflecting an increase of approximately 17%. The increase in our gross profit was mainly due to the significant increase of our revenue as a result of the increasing number of greenery projects we were engaged in the fiscal year of 2009.

Cost of Services. Our cost of services for the fiscal year ended June 30, 2009 was $5,416,156 as compared to $3,942,076 for the fiscal year ended June 30, 2008, representing an increase of 37%, which was the result of the increase in seedling costs and sub-contracting charges.

General and Administrative Expenses. We incurred general and administrative expenses of $106,087 for the fiscal year ended June 30, 2009, representing an increase of $77,476 compared to $28,611 for the fiscal year ended June 30, 2008. This increase was mainly due to the increase of legal and professional fees we incurred in operations.

 Net Income. We had net income of $6,081,842 for the fiscal year ended June 30, 2009 as compared to net income $5,311,594 for the fiscal year ended June 30, 2008, representing an increase of 15%. The increase in our net income was the result of the significant increase of our revenue generated by the increasing number of greenery projects we were engaged in the fiscal year of 2009.

 Liquidity and Capital Resources

We are a development stage company. As of June 30, 2009, we have incurred an accumulated net income of $10,429,937. At June 30, 2009, we had cash and cash equivalents of $849,457 as compared to cash and cash equivalents of $364,485 as of June 30, 2008.  Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

	For the year ended June 30, 2009	For the year ended June 30, 2008

Net Cash by Operating Activities	1,952,828	3,267,721

Net Cash used in Investment Activities	(11,098)	(90,245)

Net Cash used in Financing Activities	(1,460,240)	(3,177,476)

Net Increase in Cash	481,490	-

Effect of Foreign Currency Transaction	3,482	36,056

Cash, Beginning of Period	364,485	328,429

Cash, End of Period	$849,457	364,485

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA GREEN, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

CHINA GREEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC	F-2
ACCOUNTING FIRM

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	F-3

CONSOLIDATED BALANCE SHEETS	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F- 6-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-8-F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of China Green, Inc.

We have audited the accompanying consolidated balance sheets of China Green, Inc. (the “Company”) and its subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for the year ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  Parker Randall CF

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
October 13, 2009

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
	$	$

Service income	11,676,141	9,282,281

Cost of services	(5,416,156)	(3,942,076)

Gross profit	6,259,985	5,340,205

General and administrative expenses	(106,087)	(28,611)

Income before taxation	6,153,898	5,311,594

Income tax	(72,056)	-

Net income	6,081,842	5,311,594

Other comprehensive income - Foreign currency translation adjustments	46,766	698,890

Total comprehensive income	6,128,608	6,010,484

Net income per share – basic and diluted	0.58	0.51

Weighted average number of shares outstanding during the year – basic and diluted	10,455,000	10,455,000

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008
(Stated in US dollars)

	As of	As of
	June 30,	June 30,
	2009	2008
ASSETS	$	$
Current assets
Cash and cash equivalents	849,457	364,485
Accounts receivables	5,036,977	4,275,736
Deposit paid for labour services	2,028,713	77,837
Deposit for contract procurements	1,413,879	-
Deposit paid for hotel investment negotiation	1,025,677	291,588

Total current assets	10,354,703	5,009,646

Plant and equipment, net	1,083,011	1,593,601

TOTAL ASSETS	11,437,714	6,603,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Amount due to a director	64,499	-
Amount due to a shareholder	23,899	-
Accrued expenses	10,411	-
Tax payable	72,303	-

TOTAL LIABILITIES	171,112	-

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value, 100,000,000 share	-	-
shares authorized, none issued and outstanding)
Common Stock ($0.00001 par value, 500,000,000 shares;	105	105
shares authorized, 10,455,500 shares issued and outstanding)

Accumulated other comprehensive income	836,560	789,794
Retained earnings	10,429,937	5,813,348

	11,266,602	6,603,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
	11,437,714	6,603,247

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities	$	$
Net income before taxation	6,153,898	5,311,594
Depreciation	527,909	497,585
Increase in accounts receivables	(737,263)	(1,332,143)
Increase in deposit paid for labour service	(3,360,155)	(34,470)
Increase in deposit paid for hotel investment negotiation	(730,120)	(276,434)
Increase in accrued expenses	10,411	-
Increase in amount due to a shareholder	23,870	-
Increase / (decrease) in amount due to a director	64,278	(898,411)

Net cash from operating activities	1,952,828	3,267,721

Cash flows from investment activities
Investment in a subsidiary	-	(100)
Purchase of plant and equipment	(11,098)	(90,145)

Net cash used in investment activities	(11,098)	(90,245)

Cash flows from financing activities
Proceeds from issuance of common stock	-	105
Repayment of short-term loan	-	(218,694)
Dividend paid	(1,460,240)	(2,958,887)

Net cash used in financing activities	(1,460,240)	(3,177,476)

Net increase in cash and cash equivalents	481,490	-
Effect of foreign currency translation on cash and
cash equivalents	3,482	36,056
Cash and cash equivalents - beginning of year	364,485	328,429

Cash and cash equivalents - end of year	849,457	364,485

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities	$	$
Net income before taxation	6,153,898	5,311,594
Depreciation	527,909	497,585
Increase in accounts receivables	(737,263)	(1,332,143)
Increase in deposit paid for labour service	(3,360,155)	(34,470)
Increase in deposit paid for hotel investment negotiation	(730,120)	(276,434)
Increase in accrued expenses	10,411	-
Increase in amount due to a shareholder	23,870	-
Increase / (decrease) in amount due to a director	64,278	(898,411)

Net cash from operating activities	1,952,828	3,267,721

Cash flows from investment activities
Investment in a subsidiary	-	(100)
Purchase of plant and equipment	(11,098)	(90,145)

Net cash used in investment activities	(11,098)	(90,245)

Cash flows from financing activities
Proceeds from issuance of common stock	-	105
Repayment of short-term loan	-	(218,694)
Dividend paid	(1,460,240)	(2,958,887)

Net cash used in financing activities	(1,460,240)	(3,177,476)

Net increase in cash and cash equivalents	481,490	-
Effect of foreign currency translation on cash and
cash equivalents	3,482	36,056
Cash and cash equivalents - beginning of year	364,485	328,429

Cash and cash equivalents - end of year	849,457	364,485

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Common Stock		Accumulated other comprehensive	Retained
	Shares	Amount($)	income($)	earnings($)	Total($)

Balance, July 1, 2007	100,000	1	-	-	1
Share issued for takeover a subsidiary	10,355,000	104	-	-	104
Retained earnings contributed from a subsidiary	-	-	-	3,622,843	3,622,843
Net income	-	-	-	5,311,594	5,311,594
Accumulated other comprehensive income contributed from a subsidiary	-	-	90,904	-	90,904
Foreign currency translation adjustment	-	-	698,890	-	698,890

	10,455,000	105	789,794	8,934,437	9,724,336
Dividend paid	-	-	-	(3,121,089)	(3,121,089)

Balance, June 30, 2008	10,455,000	105	789,794	5,813,348	6,603,247
Balance, July 1, 2008	10,455,000	105	789,794	5,813,348	6,603,247
Net income	-	-	-	6,081,842	6,081,842
Foreign currency translation adjustment	-	-	46,766	-	46,766

	10,455,000	105	836,560	11,895,190	12,731,855
Dividend paid	-	-	-	(1,465,253)	(1,465,253)

Balance, June 30, 2009	10,455,000	105	836,560	10,429,937	11,266,602

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green Group (the “Group”) consists of China Green, Inc. (the “China Green” or the “Company”), Glorious Pie Limited (the “Glorious Pie”) and Earn Bright Development Limited (the “Earn Bright”).  China Green, Inc. was incorporated in the State of Delaware on July 11, 2008. Glorious Pie Limited was incorporated in the British Virgin Islands on 12 June, 2006, under the International Business Companies Act, British Virgin Islands.  Earn Bright Development Limited, a wholly owned subsidiary of Glorious Pie, was incorporated in Hong Kong on December 17, 2008.

On August 13, 2009, the Company closed a share exchange and stock purchase transaction by issuing 10,355,000 shares of its common stock in exchange for 100% of the outstanding common stock of Glorious Pie.  This transaction was accounted for as a reverse acquisition and resulted in Glorious Pie becoming the accounting acquirer, whereby the historical financial statements of China Green have become those of Glorious Pie.

In conjunction with the merger and recapitalization of Glorious Pie, Glorious Pie’s 100 issued and outstanding common stock were reclassified into common stock of China Green.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)     Basis of presentation and consolidation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for consolidated financial information.

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2007.  The historical consolidated financial statements of the Company will be those of China Green, Inc. and of the consolidated entities from the July 1, 2007, the date of merger, and subsequent.

The consolidated financial statements for the Company for the year ended June 30, 2009 and 2008, include the financial statements of China Green, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited.  Intercompany transactions and balances are eliminated in consolidation.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)     Basis of presentation and consolidation (continued)

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the year ended June 30, 2009 and 2008 have been made.  Results for the year ended June 30, 2009 and 2008 presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and the notes included in the 2008 and 2009 annual report filed with the Securities and Exchange Commission.

As of June 30, 2009, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Glorious Pie Limited	British Virgin Islands	June 12, 2006	100%	US$100

Earn Bright Development Limited	Hong Kong	December 17, 2008	100%	US$0.128 (HK$1)

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

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c)     Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of year or less to be cash equivalents.  As of June 30, 2009 and 2008, there were cash and cash equivalents of $849,457 and $364,485 respectively.

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

e)  Accounting for the Impairment of Long-Lived Assets

The Group adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group yearically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Group believes that, as of June 30, 2009 and 2008, there were no significant impairments of its long-lived assets.

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

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f)  Plant and Equipment (continued)

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

h)  Foreign Currency Translation

The Group maintains its financial statements in the functional currency.  The functional currency of the Group is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective years.

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

	2009	2008
Month end RMB : US$ exchange rate	6.825	6.859
Average year RMB : US$ exchange rate	6.848	7.235

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)  Foreign Currency Translation (continued)

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

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the year that includes the enactment date.

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

The China Green adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The China Green consider many factors when evaluating and estimating our tax positions and tax benefits, which may require yearic adjustments.  At June 30, 2009, the China Green did not record any liabilities for uncertain tax position.

l)  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement.  Comprehensive income is defined as the change in equity of a business enterprise during a year from transactions and other events and circumstances from non-owner sources.  The Group's comprehensive net income is equal to its net income for all years presented.  The Group’s current component of other comprehensive income is the foreign currency translation adjustment.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m)  Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

n)   Segment reporting

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

o)  Earnings per share

The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the year.  At June 30, 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(STATED IN US DOLLARS)

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	June 30,	June 30,
	2009	2008
	$	$

Cash at bank	458,729	-
Cash on hand	390,728	364,485

	849,457	364,485

4.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	June 30,	June 30,
	2009	2008
	$	$
Accounts receivables related to:

Hotel facilities	522,113	210,566
Greenery construction projects	3,909,385	3,013,869
Greenery maintenance projects	605,479	1,051,301

	5,036,977	4,275,736

At the balance sheet date, most of the accounts receivables were related to greenery construction projects and their credit year is usually ranged from 90 days to 180 days.

5.	DEPOSIT PAID FOR CONTRACT PROCUREMENTS

Main contractors require the company to put escort money during negotiation of contract.  Once the contract is successfully bade, the escort money will be kept by the contractors until the contract has been completed. If the bid is fail, the escort money will be refunded immediately.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(STATED IN US DOLLARS)

6.	DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder as at June 30, 2009 and 2008 which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
	June 30,	June 30,
Deposit for hotel investment negotiation	2009	2008
	$	$
Location:
(1) Dongguan City, Changan Town,
Xin Min Administration Region,	293,051	291,588
Jianan Road Section

(2) Chang An Di Ying Hotel
Dongguan City, Changan Town,
Zhenan Road and Xiabian Road Section	293,051	-

(3) Jin Ye Hotel
Guangzhou City, Huan Shi Dong Road,
Section No. 422	439,575	-

	1,025,677	291,588

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

7.	PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	As of	As of
	June 30,	June 30,
	2009	2008
At cost	$	$
Balance at beginning of year	2,624,306	2,279,023
Acquisition during the year	11,136	90,145
Exchange difference	13,167	255,138

Balance at end of year	2,648,609	2,624,306

Less: Accumulated depreciation
Balance at beginning of year	1,030,705	455,805
Charge for the year	527,909	497,585
Exchange difference	6,984	77,315

Balance at end of year	1,565,598	1,030,705

Net book value
As at June 30, 2009 and 2008	1,083,011	1,593,601

Management considers that there are no residual value for plant and equipment.

8.	AMOUNT DUE TO A DIRECTOR / SHAREHOLDER

The amounts represent unsecured, interest free and have no fixed repayment terms.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

9.	STOCKHOLDERS’ EQUITY

On the date of inception, the China Green, Inc. issued its President and Director 100,000 shares of common stock at par value USD0.00001 as the founder shares as compensation for the services that he rendered in connection with the Company’s incorporation.

On the date of merger, China Green, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 10,355,000 common shares at par value USD0.00001 to the Glorious Pie Limited shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

   Stockholders’ equity is as follows:
	Common Stock
	Shares	Amount($)
			Total($)
As of date of Inception	100,000	1	1
Share issued for takeover a subsidiary	10,355,000	104	104

As of June 30, 2009 and 2008	10,455,000	105	105

As of June 30, 2009, the Company has 500,000,000 shares of common stock authorized and 10,455,000 shares of common stock issued and outstanding.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

10.	BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery		Greenery
	Construction Project		Maintenance Works		Hotel Facilities		Total

	Year ended		Year ended		Year ended		Year ended
	Jun 30,		Jun 30,		Jun 30,		Jun 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$	$	$
Revenue from
external customers	6,355,401	4,420,439	2,413,630	2,029,751	2,907,110	2,832,091	11,676,141	9,282,281

Gross profit	2,554,433	1,561,541	1,384,761	1, 444,158	2,320,791	2,334,506	6,259,985	5,340,205

	As of		As of		As of		As of
	Jun 30,		Jun 30,		Jun 30,		Jun 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$	$	$
Segment non-
current assets	-	-	-	-	1,083,011	1,593,601	1,083,011	1,593,601

Segment current assets
(excluding cash and
cash equivalents)	6,825,404	2,800,114	1,132,052	1,051,305	1,547,790	793,742	9,505,246	4,645,161

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

11.	COST OF SERVICES

Details of cost of services are summarized as follows:

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
	$	$

Depreciation	527,909	497,585
Repair and maintenance	58,410	-
Sub-contracting charges	1,640,308	1,046,151
Material cost	2,769,008	2,132,713
Professionals and related costs	39,208	-
Other construction costs	381,313	265,627

	5,416,156	3,942,076

12.	GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are summarized as follows:

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
	$	$

Audit fee	16,500	-
Computer expenses	3,780	3,456
Electricity and water	1,506	-
Filing fee	2,605	968
Legal and professional fee	48,426	-
Preliminary expenses	-	2,764
Sundry expenses	6,967	-
Travelling	5,672	2,764
Telephone	3,108	2,073
Wages and salaries	17,523	16,586

	106,087	28,611

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

13.	INCOME TAXES

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

The China Green has a net operating loss carry forward at June 30, 2009 for tax purposes totaling $24,281, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of	As of
	June 30,	June 30,
	2009	2008
	$	$
Gross deferred tax assets:
Net operating loss carry forwards	8,255	-

Total deferred tax assets	8,255	-
Less: valuation allowance	(8,255)	-

Net deferred tax asset recorded	-	-

The valuation allowance at June 30, 2008 was $Nil. The net change in valuation allowance during the year ended June 30, 2009, was an increase of $8,255.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2009.

The actual tax benefit differs from the expected tax benefit for the year ended June 30, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

13.	INCOME TAXES (CONTINUED)

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
	$	$
Expected tax expense (benefit) – Federal	(8,255)	-
Change in valuation allowance	8,255	-

Actual tax expense (benefit)	-	-

BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the years presented.

Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the year ended June 30, 2009.

PRC Tax

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition year for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new rate over a five year beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

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

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

13.	INCOME TAXES (CONTINUED)

Income tax at applicable tax rates of 5% of business tax and 7% of profit tax:

	Year	Year
	ended	ended
	June 30,	June 30,
	2009	2008
	$	$

Turnover from January 2, 2009 to June 30, 2009	6,122,205	-
Deductable greenery consultancy turnover	(4,830,984)	-
Deductable hotel consultancy turnover	(516,488)	-

Chargeable turnover under business tax	774,733	-

Income before tax from January 2, 2009 to June 30, 2009	3,044,143	-
Deductible greenery consultancy income	(2,092,570)	-
Deductable hotel consultancy income	(516,489)	-
General and administrative expense	40,902	-

Chargeable profit under profit tax	475,986	-

Tax for the period from January 2, 2009 to June 30, 2009 at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	38,737	-
- Profit tax at 7% of profit	33,319	-

Income tax	72,056	-

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

13.	INCOME TAXES (CONTINUED)

Tax payable in the balance sheet represents:
	As of	As of
	June 30,	June 30,
	2009	2008
	$	$

Tax for the period from January 1, 2009 to June 30, 2009 at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	38,737	-
- Profit tax at 7% of profit	33,319	-

	72,056	-
Balance brought forward	-	-
Foreign exchange translation	247	-

Tax payable	72,303	-

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the year ended June 30, 2009.

14.	COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies for the year ended June 30, 2009.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

15.	SIGNIFICANT CONCENTRATIONS

Customers and credit concentrations

The Group’s revenue derived from major customers for the year ended June 30, 2009 and 2008 are as follows:

		2009		2008
	Note	$	%	$	%

Dongguan Carnival City Hotel	15a	2,907,038	25	2,832,091	30

Note 15a:

The Group has a Design and Consultancy Agreement with the above hotel in June 19, 2006 with a tenure of seven years, with sharing of 35% of its gross revenue which attributes to all the segmental revenue derived from its Hotel design and Consultancy Agreement. The Group is now negotiating with other hotels for potential business opportunities to further diversify this risk of overconcentration in one hotel.

Dongguan City Xin Yue An Garden Greenery Co. Limited	15b	1,336,778	11	1,265,937	14
Dongguan City Bi Man Yuan Garden Greenery Engineering Co. Limited	15b	393,740	3	1,141,242	12
Dongguan City Lu Yi Garden Greenery Engineering Co. Limited	15b	222,275	2	834,377	9
Changan Town Construction Engineering Limited		-	-	645,860	7
Dongguan City Jia Ye Garden Greenery Engineering Limited	15b	183,668	2	624,109	7
Dongguan City Urban District Garden Greenery Engineering Limited		-	-	571,285	6
Dongguan City Garden Greenery Engineering Limited	15b	1,076,926	9	1,367,380	15
Henam District Huanghe River Garden Greenery Engineering Co. Ltd	15b	1,931,576	17	-	-
Mu Dan Jiang City Civil Engineering Contruction Co. Limited	15b	3,624,140	31	-	-

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

15.	SIGNIFICANT CONCENTRATIONS (CONTINUED)

Note 15b:
The whole list of top customers on greenery construction projects and seed trading has provided the Group with 9 contracts with an aggregate Contract Revenue of RMB60,051,992 (US$8,769,103) for year ended June 30, 2009. The Group has considered there is no single customer being dominant in the provision for such revenue to the Group and the Group would continue to diversify its greenery projects source from any other sources to mitigate any possible overconcentration risk in certain customers.

	11,676,141	100	9,282,281	100

16.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  This statement is effective for financial statements issued for interim and annual years ending after June 15, 2009 (our year ended June 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the year after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual years ending after June 15, 2009.  The Group adopted this Statement in the year ended June 30, 2009. This Statement did not impact the consolidated financial results.

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

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
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

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities” (‘SFAS 161”).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  The provisions of SFAS 161 are effective for the quarter ending February 28, 2009.  The Group does not expect that the adoption will have a material impact on the Group’s consolidated financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 “Fair Value Measurements” from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the provisions of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Consolidated Financial Statements. See Note 3, “Fair Value,” on pages 10 and 11 for SFAS No. 157 disclosures.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity.  It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements are applied prospectively.  The Group is currently evaluating the impact of SFAS 160 on the Group’s consolidated financial statements.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

16.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Group will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on the Group’s consolidated financial statements.

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

Name	Number of Shares Beneficially Owned	Percent of Shares (1)
Tai Chi Yip	10,355,000	82.84%
Wong Pak Fai, Phillip	625,000	5%
Officer and Directors as a Group	10,355,000	82.84%

(1)	Based upon 12,500,000 shares of common stock issued and outstanding as of November 24, 2009

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

Fees for the fiscal years ended July 31, 2008 and June 30, 2009

 Audit Fees.  Berman was paid fees of approximately $Nil for the fiscal years ended July 31, 2008, for professional services rendered for the audit of our annual financial statements. Parker Randall was paid fees of approximately $16,500 for the fiscal years ended June 30, 2009 for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements.

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

CHINA GREEN, INC.

Date: November 30, 2009	By:	/s/ Tai Chi Yip
Tai Chi Yip Chief Executive Officer Chief Financial Officer