Form 10-Q
period 2009-12-31
China Green, Inc.
filed 2010-02-16
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 16, 2010: 12,499,500 shares of common stock.

CHINA GREEN, INC.

FORM 10-Q

December 31, 2009

TABLE OF CONTENTS

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements

CHINA GREEN, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

CHINA GREEN, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page(s)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-25

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

		Three months	Three months	Six months	Six months
		ended	ended	ended	ended
		December 31,	December 31,	December 31,	December 31,
		2009	2008	2009	2008
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Notes	$	$	$	$

Service income	11	3,952,395	1,927,282	7,449,119	5,550,037

Cost of services	12	(1,591,337)	(1,164,139)	(3,175,379)	(2,390,205)

Gross profit		2,361,058	763,143	4,273,740	3,159,832

General and administrative expenses	13	(28,384)	(20,872)	(51,316)	(55,283)

Income before taxation		2,332,674	742,271	4,222,424	3,104,549

Income tax	14	(10,243)	-	(48,666)	-

Net income		2,322,431	742,271	4,173,758	3,104,549

Other comprehensive income - Foreign currency translation adjustments		(19,883)	793,872	(14,980)	793,872

Total comprehensive income		2,302,548	1,536,143	4,158,778	3,898,421

Net income per share – basic and diluted		0.37	0.14	0.66	0.59

Weighted average number of shares outstanding during the period – basic and diluted		6,299,750	5,277,500	6,299,750	5,277,500

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONDENSED CONSOLIATED BALANCE SHEETS
AS OF DECEMBER 30, 2009 AND JUNE 30, 2009
(UNAUDITED)
(Stated in US dollars)

		As of	As of
		December 31,	June 30,
	Notes	2009	2009
		(unaudited)	(audited)
ASSETS		$	$
Current assets
Cash and cash equivalents	4	1,099,637	849,457
Accounts receivables	5	7,797,797	5,036,977
Deposit paid for labour services		902,238	903,882
Deposit for contract procurements	6	2,534,093	2,538,710
Deposit paid for hotel investment negotiation	7	2,922,016	1,025,677

Total current assets		15,255,781	10,354,703

Plant and equipment, net	8	833,133	1,083,011

TOTAL ASSETS		16,088,914	11,437,714

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Amount due to a director	9	-	64,499
Amount due to a shareholder	9	-	23,899
Accrued expenses		49,561	10,411
Tax payable	14	120,859	72,303

TOTAL LIABILITIES		170,420	171,112

STOCKHOLDERS’ EQUITY
Authorized : 500,000,000 shares;	10	125	105
Issued : 12,499,500 shares
Additional paid-in capital	10	497,997	-
Accumulated other comprehensive income		(14,980)	836,560
Retained earnings		15,435,352	10,429,937

		15,918,494	11,266,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		16,088,914	11,437,714

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$
Cash flows from operating activities
Net income before taxation	2,332,674	742,271	4,222,424	3,104,549
Depreciation	133,079	131,883	265,193	263,769
Decrease in accounts receivables	(552,566)	(160,563)	(2,760,820)	1,879,773
Increase in deposit for contract procurements	-	(2,527,806)	-	(2,527,806)
Increase in deposit paid for hotel investment	(1,898,265)	(729,684)	(1,896,339)	(729,684)
Negotiation
Increase in accrued expenses	34,266	-	49,561	-
(Decrease) / increase in amount due to a	(24,638)	3,625	(23,899)	19,987
shareholder
Decrease in amount due to a director	(64,376)	-	(64,499)	-

Net cash (used in) / from operating activities	(39,826)	(2,540,274)	(208,379)	2,010,588

Cash flows from investment activities
Investment in a subsidiary	-	-	-	(100)
Purchases of plant and equipment	(17,339)	(11,088)	(17,339)	(11,088)

Net cash used in investment activities	(17,339)	(11,088)	(17,339)	(11,188)

Cash flows from financing activities
Issue of share	-	-	20	105
Additional paid-in capital	-	-	497,997	-
Dividend paid	-	(729,480)	-	(729,480)

Net cash (used in) / generated in financing activities	-	(729,480)	498,017	(729,375)

Net (decrease) / increase in	(57,165)	(3,280,842)	272,299	1,270,025
cash and cash equivalents
Effect of foreign currency translation on cash and	94	(809,994)	(22,119)	(755,030)
cash equivalents
Cash and cash equivalents - beginning of period	1,156,708	4,970,316	849,457	364,485

Cash and cash equivalents - end of period	1,099,637	879,480	1,099,637	879,480

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2008. The historical consolidated financial statements of the Company will be those of China Green, Inc. and of the consolidated entities from the July 1, 2008, the date of merger, and subsequent. The consolidated financial statements for the company for the six months ended December 30, 2009 and 2008, include the financial statements of China Green, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Intercompany transactions and balances are eliminated in consolidation.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made.  Results for the periods presented are not necessarily indicative of the results that might be expected for the entire fiscal period.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes included in the 2008 and 2009 annual report filed with the Securities and Exchange Commission.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

As of December 31, 2009, the particulars of the subsidiaries are as follows:

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

c)   Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of year or less to be cash equivalents.  As of December 31 and June 30, 2009, there were cash and cash equivalents of $1,099,637 and $849,457.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

e)  Accounting for the Impairment of Long-Lived Assets

The Group adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Group believes that, as of December 31 and June 30, 2009, there were no significant impairments of its long-lived assets.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

	2009	2008
Three Months end RMB : US$ exchange rate as of December 31	6.837	6.854
Three Months Average RMB : US$ exchange rate	6.836	6.853
Six Months end RMB : US$ exchange rate as of December 31	6.837	6.854
Six Months Average RMB : US$ exchange rate	6.839	6.853

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The China Green adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The China Green consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At December 30, 2009, the China Green did not record any liabilities for uncertain tax position.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

p)   Segment reporting

The Group uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Group’s chief operating decision maker for making operating decisionsand assessing performance as the source for determining the Group’s reportable segments. Management, including the chief operating decision maker, reviews monthly operating results derived from two types of services and therefore the Group has determined that the Group has two operating segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

q)  Earnings per share

The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.  At December 31, 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

r)  Additional paid-in captial

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

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

4.         CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	December 31,	June 30,
	2009	2009
	(unaudited)	(audited)
	$	$

Cash at bank	108,427	458,729
Cash on hand	991,210	390,728
	1,099,637	849,457

5.         ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	December 31,	June 30,
	2009	2009
	(unaudited)	(audited)
	$	$
Accounts receivables related to:

Hotel facilities	218,850	522,113
Greenery construction projects	5,501,755	3,909,385
Greenery maintenance projects	2,077,192	605,479
	7,797,797	5,036,977

At the balance sheet date, most of the accounts receivables were related to greeneryconstruction projects and their credit period is usually ranged from 90 days to 180 days.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

6.        DEPOSIT PAID FOR CONTRACT PROCUREMENTS

Main contractors require the company to put escort money during negotiation of contract.  Once the contract is successfully made, the escort money will be kept by the contractors until the contract has been completed. If the bid is fail, the escort money will be refunded immediately.

7.         DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
	December 31,	June 30,
Deposit for hotel investment negotiation	2009	2009
	(unaudited)	(audited)
	$	$
Location:
(1) Dongguan City, Changan Town,
Xin Min Administration Region,	292,517	293,051
Jianan Road Section

(2) Chang An Di Ying Hotel
Dongguan City, Changan Town,
Zhenan Road and Xiabian Road Section	292,517	293,051

(3) Jin Ye Hotel
Guangzhou City, Huan Shi Dong Road,
Section No. 422	438,777	439,575

(4) Sha Tou Hotel
Dongguan City, Changan Town,
Sha Tou Administration Region Section	1,000,000	-

(5) Kang Zu Yuan Hotel
Dongguan City, Changan Town,
Zhen An Zhong Road, Section No. 269	898,205	-

	2,922,016	1,025,677

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

8.         PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	2009	2009
	(unaudited)	(audited)
At cost	$	$
Balance at beginning of period	2,648,609	2,624,306
Acquisition during the period	17,339	11,136
Exchange difference	(4,819)	13,167

Balance at end of period	2,661,129	2,648,609

Less: Accumulated depreciation
Aggregated depreciation
Balance at beginning of period	1,565,598	1,030,705
Charge for the period	265,193	527,909
Exchange difference	(2,795)	6,984

Balance at end of period	1,827,996	1,565,598

Net book value
As of December 31 and June 30	833,133	1,083,011

Management considers that there are no residual value for plant and equipment.

9.         AMOUNT DUE TO A DIRECTOR / SHAREHOLDER

The amounts represent unsecured, interest free and have no fixed repayment terms.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

On August 12, 2009, the Company has issued 1,458,334 shares of non-employee stock based compensation at par value USD0.00001 to third parties as compensation for their consulting services rendered.

On August 12, 2009, China Green, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 10,355,000 common shares to the Glorious Pie Limited Shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

Stockholders’ equity is as follows:

	Common Stock		Additional paid-in
	Number	Amount($)	capital($)	Total($)
As of date of Inception	100,000	1	-	1
Share issued on July 2009	332,000	3	497,997	498,000
Share issued on August 2009	1,712,500	17	-	17
Share issued for takeover a subsidiary	10,355,000	104	-	104
As of December 31, 2009	12,499,500	125	497,997	498,122

As of December 31, 2009, the Company has 500,000,000 shares of common stock authorized and 12,499,500 shares of common stock issued and outstanding.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

11.       BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery		Greenery		Hotel
	Construction		Maintenance		Consultancy &
	Consultancy		Consultancy		Facilities		Total
	3 months ended		3 months ended		3 months ended		3 months ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$	$	$	$
Revenue from
external customers	2,633,107	507,927	604,481	602,977	714,807	816,378	3,952,395	1,927,282

Gross profit	1,466,760	(195,225)	330,124	288,436	564,174	669,932	2,361,058	763,143

	Greenery		Greenery		Hotel
	Construction		Maintenance		Consultancy &
	Consultancy		Consultancy		Facilities		Total
	6 months ended		6 months ended		6 months ended		6 months ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$	$	$	$
Revenue from
external customers	4,841,085	2,729,315	1,208,514	1,205,968	1,399,520	1,614,754	7,449,119	5,550,037

Gross profit	2,511,582	1,174,749	660,003	663,283	1,102,155	1,321,800	4,273,740	3,159,832

	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,	Dec 31,	Jun 30,
	2009	2009	2009	2009	2009	2009	2009	2009
	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
	$	$	$	$	$	$	$	$
Segment non-
current assets	-	-	-	-	833,133	1,083,011	833,133	1,083,011

Segment current assets
(excluding cash and
cash equivalents)	8,938,086	6,825,404	2,077,192	1,132,052	3,140,866	1,547,790	14,156,144	9,505,246

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

12.      COST OF SERVICES

Details of cost of services are summarized as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

Depreciation	133,079	131,883	265,193	263,769
Repair and maintenance	17,554	14,562	32,172	29,184
Sub-contracting charges	513,052	388,297	1,025,724	761,326
Material cost	766,072	532,895	1,531,577	1,122,072
Professionals and related costs	16,823	10,944	31,306	21,888
Other construction costs	144,757	85,558	289,407	191,966

	1,591,337	1,164,139	3,175,379	2,390,205

13.     GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are summarized as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

Audit fee	4,872	2,500	9,775	4,500
Computer expenses	995	918	1,960	1,875
Electricity and water	336	267	686	627
Legal and professional fee	14,486	8,830	23,893	17,742
Preliminary expenses	-	-	-	13,801
Sundry expenses	1,301	1,984	2,529	3,648
Travelling	951	1,439	1,843	2,919
Telephone	1,055	557	1,857	1,416
Wages and salaries	4,388	4,377	8,773	8,755

	28,384	20,872	51,316	55,283

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

The China Green has a net operating loss carry forward at December 31, 2009 for tax purposes totaling $34,665, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

As of
December 31,
2009
(unaudited)
$
Gross deferred tax assets:
Net operating loss carry forwards	11,786

Total deferred tax assets	11,786
Less: valuation allowance	(11,786)

Net deferred tax asset recorded	-

The valuation allowance at September 30, 2009 was $8,512. The net change in valuation allowance during the period ended December 31, 2009, was an increase of $3,274.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES (CONTINUED)

As of
December 31,
2009
(unaudited)
$
Expected tax expense (benefit) – Federal	(11,786)
Change in valuation allowance	11,786
Actual tax expense (benefit)	-

BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the year/period presented.

Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the year ended December 31, 2009.

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

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.      INCOME TAXES (CONTINUED)

Income tax at applicable tax rates of 5% of business tax and 7% of profit tax:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
	$	$

Tax for the period at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	8,935	-
- Profit tax at 7% of profit	1,308	-

Income tax	10,243	-

	Six months	Six months
	Ended	ended
	December 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
	$	$

Tax for the period at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	29,476	-
- Profit tax at 7% of profit	19,190	-

Income tax	48,666	-

Tax payable in the balance sheet represents:

	As of	As of
	December 31,	June 30,
	2009	2009
	(unaudited)	(audited)
	$	$

Tax at the statutory tax rate of applicable in jurisdictions:
jurisdictions:
- Business tax at 5% of turnover	29,476	38,737
- Profit tax at 7% of profit	19,190	33,319

	48,666	72,056
Balance brought forward	72,303	-
Foreign exchange translation	(110)	247

Tax payable	120,859	72,303

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES (CONTINUED)

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the period ended December 31, 2009 and December 31, 2008.

15.       COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies for the period ended December 31, 2009.

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on our consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, as codified in FASB Accounting Standards Update (ASU) 985. ASU 985 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. The Company is currently evaluating the potential impact of ASU 985 on the Company’s results of operations or financial condition.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

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
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
(Stated in US dollars)

17.      COMPARATIVE FIGURES

Certain comparative figures of last year have been reclassified to confirm with current’s year presentation.

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

Business Model

▪	HIMA Approach

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

▪	CEBA Approach

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

RESULTS OF OPERATIONS

Six Months ended December 31, 2009 Compared to the Six Months ended December 31, 2008

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	For the Six Months Ended
	December 31, 2009		December 31, 2008
	$		$
Service income		7,449,119		5,550,037
Cost of services		(3,175,379)		(2,390,205)
Gross profit		4,273,740		3,159,832
General and administrative expenses		(51,316)		(55,283)
Income before taxation		4,222,424		3,104,549
Income tax		(48,666)		-
Net income		4,173,758		3,104,549
Other comprehensive income		(14,980)		793,872
- Foreign currency translation adjustments
Total comprehensive income		4,158,778		3,898,421

Service Income. Our service income for the six months ended December 31, 2009 was $7,449,119 as compared to $5,550,037 for the six months ended December 31, 2008, representing an increase of $1,899,082 or approximately 34.22%. Our service income increased because the service income generated by our greenery construction consultancy business increased by approximately $2,000,000 for the six months ended December 31, 2009 compared to the same period in 2008.

Cost of Services. Our cost of services for the six months ended December 31, 2009 was $3,175,379 as compared to $2,390,205 for six months ended December 31, 2008, an increase of $785,174 or approximately 32.85%. The increase of our cost of services was mainly attributable to the increase of our service income for the six months ended December 31, 2009.

Gross Profit. For six months ended December 31, 2009 as compared to the six months ended December 31, 2008, we generated gross profit of $4,273,740 and $3,159,832, respectively, reflecting an increase of $1,113,908 or approximately 35.25%. Our gross profit margin (gross profit divided by service income) for the same period increase from approximately 56.93% for the six months ended December 31, 2008 to approximately 57.37% for the same period ended 2009, representing an increase of 0.44%.

General and Administrative Expenses. We incurred general and administrative expenses of $51,316 for the six months ended December 31, 2009, a decrease of $3,967 or 7.18%, compared to $55,283 for the six months ended December 31, 2008. Our general and administrative expenses decreased because no preliminary expense was incurred during the six months ended December 31, 2009.

Net Income. We had net income of $4,173,758 for the six months ended December 31, 2009 as compared to a net income $3,104,549 for the six months ended December 31, 2008, representing an increase of $1,069,209 or approximately 34.44%. The increase in our net income was largely due to increase of our service income driven by the general global economic recovery during the six months ended December 31, 2009. Net income as a percentage of total service income approximated 56.03% and 55.94% for the six months ended December 31, 2009 and 2008, respectively.

Three Months ended December 31, 2009 Compared to the Three Months ended December 31, 2008

	For the Three Months Ended

	December 31, 2009	December 31, 2008
	(unaudited)	(unaudited)
	$	$

Service income	3,952,395	1,927,282

Cost of services	(1,591,337)	(1,164,139)

Gross profit	2,361,058	763,143

General and administrative expenses	(28,384)	(20,872)

Income before taxation	2,332,674	742,271

Income tax	(10,243)	-

Net income	2,322,431	742,271

Other comprehensive income -Foreign currency translation adjustments	(19,883)	793,872

Total comprehensive income	2,302,548	1,536,143

Service Income. Our service income for the three months ended December 31, 2009 was $3,952,395 as compared to $1,927,282 for the three months ended December 31, 2008, representing an increase of $2,205,113 or approximately 105.08%. Our service income substantially increased because we were engaged in a greenery construction consultancy project with higher profit margin during the three months ended December 31, 2009.

Cost of Services. Our cost of services for the three months ended December 31, 2009 was $1,591,337 as compared to $1,164,139 for three months ended December 31, 2008, an increase of $427,198 or approximately 36.70%, which was mainly attributable to the increase of our service income during the three months ended December 31, 2009.

Gross Profit. For three months ended December 31, 2009 as compared to the three months ended December 31, 2008, we generated gross profit of $2,361,058 and $763,143, respectively, reflecting an increase of $1,597,915 or approximately 209.39%.  Our gross profit margin (gross profit divided by service income) for the same period increase from approximately 39.60% for the three months ended December 31, 2008 to approximately 59.74% for the same period ended 2009, representing an increase of 20.14%. The substantial increase in our gross profit margin was mainly because we received the advance payment from a greenery construction consultancy project with high profit margin prior to the completion of the project.

General and Administrative Expenses. We incurred general and administrative expenses of $28,384 for the three months ended December 31, 2009, an increase of $7,512 or 35.99%, compared to $20,872 for the three months ended December 31, 2008. Our general and administrative expenses increased because we incurred more legal and other professional service fees in connection with our compliance with applicable U.S. securities laws and regulations during the three months ended December 31, 2009 compared to the same period in 2008.

Net Income. We had net income of $2,322,431for the three months ended December 31, 2009 as compared to a net income $742,271 for the three months ended December 31, 2008, representing an increase of $1,580,160 or approximately 212.88%. The substantial increase in our net income was the result of the increase of our service income driven by the general global economic recovery during the three months ended December 31, 2009. Net income as a percentage of total service income approximated 58.76% and 38.51% for the three months ended December 31, 2009 and 2008, respectively.

Critical Accounting Policies and Estimates

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

Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of year or less to be cash equivalents.  As of December 31 and June 30, 2009, there were cash and cash equivalents of $1,099,637 and $849,457.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility.  An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Group becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Accounting for the Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Group believes that, as of December 31 and June 30, 2009, there were no significant impairments of its long-lived assets.

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

 Foreign Currency Translation

The Company maintains its financial statements in the functional currency.  The functional currency of the Company is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

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

	2009	2008
Three Months end RMB : US$ exchange rate as of December 31	6.837	6.854
Three Months Average RMB : US$ exchange rate	6.836	6.853
Six Months end RMB : US$ exchange rate as of December 31	6.837	6.854
Six Months Average RMB : US$ exchange rate	6.839	6.853

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Revenue Recognition

The Company’s revenue is generated from providing services in two aspects as follows:

i)    Designing and consultancy services in hotel facilities; and
ii)   Resource-efficient engineering business in greenery projects.

he revenue recognized by the Company is based on the Design and Consultancy agreement between the Company and the hotel where the Group has provided the design, consultancy to the hotel and even with certain fixtures and assets provided to that hotel and hence share a certain percentage of gross revenue generated by the hotel facilities for certain years as the consideration.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our quarter ended September 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. As of December 31, 2009, we have incurred an accumulated net income of $4,173,758. At December 31, 2009, we had cash and cash equivalents of $1,099,637 as compared to cash and cash equivalents of $849,457 as of June 30, 2009.  Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

The following table sets forth a summary of our cash flows for the periods indicated:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2009	2008
	(unaudited)	(unaudited)
	$	$
Net cash (used in) / from operating activities	(39,826)	(2,540,274)
Net cash used in investment activities	(17,339)	(11,088)
Net cash (used in) / generated in financing activities	-	(729,480)
Net (decrease) / increase in	(57,165)	(3,280,842)
cash and cash equivalents
Effect of foreign currency translation on cash and	94	(809,994)
cash equivalents
Cash and cash equivalents - beginning of period	1,156,708	4,970,316
Cash and cash equivalents - end of period	1,099,637	879,480

Operating Activities

Net cash used in operating activities was $39,826 for the three months ended December 31, 2009, a decrease of $2,500,448 from net cash of $2,540,274 used in operating activities for the same period in 2008. The decrease was largely due to our deposit payments to Sha Tou Hotel and Kang Zu Yuan Hotel in order to initiate our preliminary negotiations in the near future with these two hotels for potential acquisitions for the purpose of expanding our hotel consultancy and facilities services.

Investing Activities

Net cash used in investing activities in the three months ended December 31, 2009 was 17,339, an increase of $6,251 from $11,088 for the same period in 2008. This increase was largely due to our purchase of plant and equipment for hotel services totaled at $17,339 during the three months ended December 31, 2009.

Financing Activities

The net cash used in financing activities for the same period in 2008 was $729,480. There was no net cash used in financing activities for the three months ended December 31, 2009, which was primarily due to that no dividend was declared and paid during the three months ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date hereof, we do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

This item does not apply to smaller reporting company such as us.

Item 4T.  Controls and Procedures

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)          Changes in internal controls. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

This item does not apply to smaller reporting companies such as us.

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

China Green, Inc.

Date: February 16, 2010	By:	/s/ Tai Chi Yip
Tai Chi Yip Chief Executive Officer and Principal Accounting Officer