Form 10-Q
period 2010-03-31
China Green, Inc.
filed 2010-05-14
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2010:  6,514,750 shares of common stock.

CHINA GREEN, INC.

FORM 10-Q

March 31, 2010

Item 1. Financial Statements

CHINA GREEN, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

CHINA GREEN, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page(s)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME	3

CONDENSED CONSOLIDATED BALANCE SHEETS	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6-24

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		March 31,	March 31,	March 31,	March 31,
		2010	2009	2010	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
	Notes	$	$	$	$

Service income	11	3,134,563	3,097,696	10,583,682	8,647,436

Cost of services	12	(1,254,690)	(1,516,141)	(4,430,067)	(3,906,102)

Gross profit		1,879,873	1,581,555	6,153,615	4,741,334

General and administrative expenses	13	(56,134)	(19,351)	(107,452)	(74,632)

Income before taxation		1,823,739	1,562,204	6,046,163	4,666,702

Income tax	14	(11,782)	(10,186)	(60,448)	(38,124)

Net income		1,811,957	1,552,018	5,985,715	4,628,578

Other comprehensive income - Foreign currency translation adjustments		2,467	11,499	(17,416)	805,371

Total comprehensive income		1,814,424	1,563,517	5,968,299	5,433,949

Net income per share – basic and diluted		0.14	0.15	0.48	0.44

Weighted average number of shares outstanding during the period – basic and diluted		12,676,167	10,455,000	12,368,111	10,455,000

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONDENSED CONSOLIATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND JUNE 30, 2009
(UNAUDITED)
(Stated in US dollars)

		As of	As of
		March 31,	June 30,
	Notes	2010	2009
		(unaudited)	(audited)
ASSETS		$	$
Current assets
Cash and cash equivalents	4	1,666,504	849,457
Accounts receivables	5	5,785,839	5,036,977
Deposit paid for labour services		1,597,383	903,882
Deposit for contract procurements	6	2,629,499	2,538,710
Deposit paid for hotel investment negotiation	7	3,049,466	1,025,677

Total current assets		14,728,691	10,354,703

Plant and equipment, net	8	1,029,721	1,083,011

TOTAL ASSETS		15,758,412	11,437,714

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Amount due to a director	9	-	64,499
Amount due to a shareholder	9	-	23,899
Accrued expenses		87,064	10,411
Tax payable	14	132,659	72,303

TOTAL LIABILITIES		219,723	171,112

STOCKHOLDERS’ EQUITY
Authorized : 500,000,000 shares;	10	130	105
Issued : 13,029,500 shares
Additional paid-in capital	10	497,997	-
Accumulated other comprehensive income		(17,416)	836,560
Retained earnings		15,057,978	10,429,937

		15,538,689	11,266,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		15,758,412	11,437,714

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities
Net income before taxation	1,823,739	1,562,204	6,046,163	4,666,702
Depreciation	150,423	132,008	415,616	395,773
Decrease / (increase) in accounts receivables	2,011,958	(1,873,039)	(748,862)	6,734
Increase in deposit for labour service	(695,145)	(1,131)	(695,145)	(1,131)
Increase in deposit for contract procurements	(95,406)	(3,176)	(95,406)	(2,530,982)
Increase in deposit paid for hotel investment	(127,450)	(1,283)	(2,023,789)	(730,967)
Negotiation
Increase in accrued expenses	37,503	-	87,064	-
Increase / (decrease) in amount due to a	-	1,287	(23,899)	21,274
shareholder
Increase / (decrease) in amount due to a director	-	81	(64,499)	81

Net cash from / (used in) operating activities	3,105,622	(183,049)	2,897,243	1,827,484

Cash flows from investment activities
Investment in a subsidiary	-	-	-	(100)
Purchases of plant and equipment	(346,877)	-	(364,216)	(11,088)

Net cash used in investment activities	(346,877)	-	(364,216)	(11,188)

Cash flows from financing activities
Issue of share	5	-	25	105
Additional paid-in capital	-	-	497,997	-
Dividend paid	(2,194,234)	-	(2,194,234)	(730,396)

Net cash used in financing activities	(2,194,229)	-	(1,696,212)	(730,291)

Net increase / (decrease) in	564,516	(183,049)	836,815	1,086,005
cash and cash equivalents
Effect of foreign currency translation on cash and	2,351	9,871	(19,768)	(744,188)
cash equivalents
Cash and cash equivalents - beginning of period	1,099,637	879,480	849,457	364,485

Cash and cash equivalents - end of period	1,666,504	706,302	1,666,504	706,302

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2008. The historical consolidated financial statements of the Company will be those of China Green, Inc. and of the consolidated entities from the July 1, 2008, the date of merger, and subsequent. The consolidated financial statements for the company for the nine months ended March 31, 2010 and 2009, include the financial statements of China Green, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Intercompany transactions and balances are eliminated in consolidation.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

a)      Basis of presentation and consolidation (continued)

The accompanying consolidated financial statements of the Group have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements include the accounts of China Green, Inc. and its subsidiaries. Significant intercompany transactions have been elimination in consolidation.

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2008.

As of March 31, 2010, the particulars of the subsidiaries are as follows:

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

c)      Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of year or less to be cash equivalents.  As of March 31, 2010 and June 30, 2009, there were cash and cash equivalents of $1,666,504 and $849,457.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

e)       Accounting for the Impairment of Long-Lived Assets

The Group adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Group periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Group believes that, as of March 31, 2010 and June 30, 2009, there were no significant impairments of its long-lived assets.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

	2009	2008
Three Months end RMB : US$ exchange rate as of March 31	6.8361	6.8456
Three Months Average RMB : US$ exchange rate	6.8360	6.8466
Nine Months end RMB : US$ exchange rate as of March 31	6.8361	6.8456
Nine Months Average RMB : US$ exchange rate	6.8377	6.8509

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The China Green adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The China Green consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At March 31, 2010, the China Green did not record any liabilities for uncertain tax position.

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
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

q)      Earnings per share

The Group reports basic earnings per share in accordance with SFAS 128, “Earnings Per Share”.  Basic earnings/(loss) per share is computed by dividing net income/(loss) by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.  At March 31, 2010, the Group had no common stock equivalents that could potentially dilute future earnings per share.

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

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

4.     CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(unaudited)	(audited)
	$	$

Cash at bank	1,282,582	458,729
Cash on hand	383,922	390,728
	1,666,504	849,457

5.     ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	March 31,	June 30,
	2010	2009
	(unaudited)	(audited)
	$	$
Accounts receivables related to:

Hotel facilities	232,873	522,113
Greenery maintenance projects	1,199,833	605,479
Greenery construction projects	4,353,133	3,909,385
	5,785,839	5,036,977

At the balance sheet date, most of the accounts receivables were related to greenery construction projects and their credit period is usually ranged from 90 days to 180 days.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

7.       DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
	March 31,	June 30,
Deposit for hotel investment negotiation	2010	2009
	(unaudited)	(audited)
	$	$
Location:
(1) Dongguan City, Changan Town,
Xin Min Administration Region,
Jianan Road Section	292,564	293,051

(2) Chang An Di Ying Hotel
Dongguan City, Changan Town,
Zhenan Road and Xiabian Road Section	-	293,051

(3) Jin Ye Hotel
Guangzhou City, Huan Shi Dong Road,
Section No. 422	-	439,575

(4) Shanghai Huaxun Holding Limited*
No. 258, Mei Yuen Road, Jia Ding Area,
Shanghai	1,338,392	-

(5) Kang Zu Yuan Hotel
Dongguan City, Changan Town,
Zhen An Zhong Road, Section No. 269	898,350	-

(6) Jiansu Dong’an Hotel
Jiansu Dong’an Technopark	520,160	-

	3,049,466	1,025,677
* Development in hotel and service apartment projects.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

8.        PLANT AND EQUIPMENT, NET

    Plant and equipment and being part of hotel facilities and consist of the following:
	2010	2009
	(unaudited)	(audited)
At cost	$	$
Balance at beginning of period	2,648,609	2,624,306
Acquisition during the period	364,215	11,136
Exchange difference	(4,393)	13,167

Balance at end of period	3,008,431	2,648,609
Less: Accumulated depreciation
Aggregated depreciation
Balance at beginning of period	1,565,598	1,030,705
Charge for the period	415,616	527,909
Exchange difference	(2,504)	6,984

Balance at end of period	1,978,710	1,565,598

Net book value
As of March 31 and June 30	1,029,721	1,083,011

Management considers that there are no residual value for plant and equipment.

9.        AMOUNT DUE TO A DIRECTOR / SHAREHOLDER

    The amounts represent unsecured, interest free and have no fixed repayment terms.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

On August 12, 2009, the Company has issued 254,166 shares of share-based compensation at par value USD0.00001 to its director as compensation for services that he rendered. Furthermore, the Company also issued 1,458,334 shares of non-employee stock based compensation at par value USD0.00001 to third parties as compensation for their consulting services rendered.

On August 12, 2009, China Green, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 10,355,000 common shares to the Glorious Pie Limited Shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

On March 31, 2010, China Green, Inc. has newly issued 530,000 shares of common stock at par value.

  Stockholders’ equity is as follows:

	Common Stock
	Number	Amount($)	Additional paid-in capital($)	Total($)

As of date of Inception	100,000	1	-	1
Share issued on July 2009	332,000	3	497,997	498,000
Share issued on August 2009	1,712,500	17	-	17
Share issued on March 2010	530,000	5		5
Share issued for takeover a subsidiary	10,355,000	104	-	104

As of March 31, 2010	13,029,500	130	497,997	498,127

As of March 31, 2010, the Company has 500,000,000 shares of common stock authorized and 13,029,500 shares of common stock issued and outstanding.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

11.       BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to FAS 131, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery		Greenery		Hotel
	Construction		Maintenance		Consultancy &
	Consultancy		Consultancy		Facilities		Total
	3 months ended		3 months ended		3 months ended		3 months ended
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$	$	$	$
Revenue from
external customers	1,840,796	1,812,508	604,482	603,548	689,285	681,640	3,134,563	3,097,696

Gross profit	1,024,637	675,060	332,465	371,468	522,771	535,027	1,879,873	1,581,555

	Greenery		Greenery		Hotel
	Construction		Maintenance		Consultancy &
	Consultancy		Consultancy		Facilities		Total
	9 months ended		9 months ended		9 months ended		9 months ended
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$	$	$	$	$
Revenue from
external customers	6,681,881	4,541,493	1,812,995	1,809,496	2,088,806	2,296,447	10,583,682	8,647,436

Gross profit	3,419,243	1,860,606	1,109,445	1,023,844	1,624,927	1,856,884	6,153,615	4,741,334

	Mar 31,	Jun 30,	Mar 31,	Jun 30,	Mar 31,	Jun 30,	Mar 31,	Jun 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)
	$	$	$	$	$	$	$	$
Segment non-
current assets	-	-	-	-	1,029,721	1,083,011	1,029,721	1,083,011

Segment
current assets
(excluding cash and
cash equivalents)	8,580,015	6,825,404	1,199,833	1,132,052	3,282,339	1,547,790	13,062,187	9,505,246

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

12.       COST OF SERVICES

Details of cost of services are summarized as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

Depreciation	150,423	132,008	415,616	395,773
Repair and maintenance	16,092	14,606	48,263	43,790
Sub-contracting charges	400,821	439,326	1,426,545	1,200,603
Material cost	567,654	823,267	2,099,230	1,945,151
Professionals and related costs	12,465	12,305	43,771	34,193
Other construction costs	107,235	94,629	396,642	286,592

	1,254,690	1,516,141	4,430,067	3,906,102

13.      GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are summarized as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	$	$	$	$

Audit fee	-	-	9,775	4,500
Computer expenses	1,017	959	2,976	2,834
Electricity and water	313	360	999	987
Filing fee	2,500	1,287	7,997	1,853
Legal and professional fee	44,582	8,355	62,978	25,530
Preliminary expenses	-	-	-	13,801
Sundry expenses	1,242	1,667	3,772	5,315
Travelling	980	1,481	2,823	4,399
Telephone	965	860	2,823	2,276
Wages and salaries	4,535	4,382	13,309	13,137

	56,134	19,351	107,452	74,632

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The China Green has a net operating loss carried forward at March 31, 2010 for tax purposes totaling $77,068, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

As of
March 31,
2010
(unaudited)
$
Gross deferred tax assets:
Net operating loss carry forwards	26,203

Total deferred tax assets	26,203
Less: valuation allowance	(26,203)

Net deferred tax asset recorded	-

The valuation allowance at December 31, 2009 was $11,786. The net change in valuation allowance during the period ended March 31, 2010, was an increase of $14,417.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2010.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES (CONTINUED)

The actual tax benefit differs from the expected tax benefit for the period ended March 31, 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

As of
March 31,
2010
(unaudited)
$
Expected tax expense (benefit) – Federal	(26,203)
Change in valuation allowance	26,203

Actual tax expense (benefit)	-

BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the year/period presented.

Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the period ended March 31, 2010.

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

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES (CONTINUED)

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

Income tax at applicable tax rates of 5% of business tax and 7% of profit tax:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
	$	$

Tax for the period at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	8,616	8,521
- Profit tax at 7% of profit	3,166	1,665
Income tax	11,782	10,186

	Nine months	Nine months
	Ended	Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
	$	$

Tax for the period at the statutory tax rate of applicable in jurisdictions:
- Business tax at 5% of turnover	38,092	28,706
- Profit tax at 7% of profit	22,356	9,418
Income tax	60,448	38,124

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

14.       INCOME TAXES (CONTINUED)

Tax payable in the balance sheet represents:
	As of	As of
	March 31,	June 30,
	2010	2009
	(unaudited)	(audited)
	$	$

Tax at the statutory tax rate of applicable in jurisdictions:
jurisdictions:
- Business tax at 5% of turnover	38,092	38,737
- Profit tax at 7% of profit	22,356	33,319
	60,448	72,056
Balance brought forward	72,303	-
Foreign exchange translation	(92)	247

Tax payable	132,659	72,303

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the period ended March 31, 2010 and June 30, 2009.

15.       COMMITMENTS AND CONTINGENCIES

There is no foreseeable commitments or contingencies for the period ended March 31, 2010.

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated.  This pronouncement became effective immediately upon issuance and is to be applied prospectively.  The adoption of this pronouncement did not have a material impact on Group’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not have a material impact on the Group’s consolidated financial position, results of operations or cash flows.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

16.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Group’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Group’s consolidated financial statements.

In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Group is currently evaluating the impact this update will have on the Group’s consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, as codified in FASB Accounting Standards Update (ASU) 985. ASU 985 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. The Group is currently evaluating the potential impact of ASU 985 on the Group’s results of operations or financial condition.

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(Stated in US dollars)

17.       COMPARATIVE FIGURES

Certain comparative figures of last year have been reclassified to confirm with current’s year presentation.

18.       SUBSEQUENT EVENTS

On May 3, 2010, China Green, Inc. has closed a 2-to-1 reverse stock split and has 6,514,750 outstanding common shares as at May 3, 2010.

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

Overview

We are a development stage company incorporated in the State of Delaware on July 11, 2008 as a vehicle to pursue a business combination. On August 13, 2009, we closed a share exchange transaction with Glorious Pie, a British Virgin Islands company incorporated on June 12, 2006, pursuant to which we become the 100% holding company of Glorious Pie which in turn is the 100% holding company of Earn Bright, a Hong Kong corporation incorporated on December 17, 2008.

Operating through Glorious Pie and Earn Bright, our Hong Kong subsidiary, we engage in two interrelated business segments: (i) landscaping consultancy and project management, and (ii) eco-friendly hotel consultancy and development. We apply ecological engineering (or eco-engineering) concepts in landscaping projects and hospitality management to integrate human society with the natural environment. Our mission is to create an eco-friendly living environment that can benefit both humans and nature.

Our Services

Landscaping consultancy and Project Management

Our landscaping consultancy and project management business have mainly been offered to large-scale outdoor projects such as public infrastructure, social facilities development and private real estate development projects. Our consulting services generally include landscape planning and design, concept applications, selection and provision of seedling, performance targeting and benchmarking, plantation management and quality control. Based on our assessment of a potential project’s sophistication, we would either directly implement our project plans or outsource services to selected subcontractors.

As one of the industry leaders in Dongguan, Guangdong – China’s third largest exporting city and one of the fastest growing regions in China, we have led or co-led many notable public and private landscaping projects in the region, including Dongguan’s Songshan Lakes Science & Technology Industrial Park, a province-level development zone for new and high-tech industries. Our services have been extended to other locations in the Guangdong province, such as Guangzhou city. In addition, we have also expanded our landscaping services to private sector projects in recent years to diversify our source of business.

ECHOO

Our eco-friendly hotel consultancy and development business is also known as “ECHOO”, an acronym for eco-hospitality operations. Since our inception, we have applied eco-engineering concepts to renovate two hotels into eco-friendly hotels, also known as ECHOO hotels. Our consultancy plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. In return, we enter into fixed-term revenue-sharing agreements with hotels to receive a portion of the hotel’s future revenue as consulting fees for services we provided. The consulting fee shall be paid monthly within 5 days after the hotels’ monthly revenues are booked.  The hotels are obligated to keep full and accurate books and records which shall be available to us and our agents for inspects and audits. We believe this business arrangement have benefited both our company and the hotels, with the ECHOO improving the hotels’ sales performance for and us obtaining a stable cash flow by acquiring a portion of the hotels’ revenues pursuant to the consulting agreement between us and the hotels.

Over the past year, we have completed five large-scale landscape consultancy and development projects and are working on two other large-scale landscape consultancy and development projects. We are also providing maintenance services to three projects that were completed by us in the past. We are seeking more large-scale landscaping projects stimulated by the RMB 4 trillion economic stimulus plan launched by the PRC government, and are working with existing customers to secure more maintenance services contracts. In our ECHOO business, we continue to receive recurring and growing revenues from two completed ECHOO hotels and are identifying suitable ECHOO hotel targets in Guangdong, Shanghai and other major cities.

In the future, we aim to become an industry leader in eco-engineering consultancy with a dual focus in landscaping and eco-hospitality development. We will develop our landscaping consultancy and project management business into a balanced portfolio that includes public sector projects, private sector projects, and landscape maintenance and services. In our ECHOO business, we will expand our ECHOO hotel network into other major cities and provinces as well as other property sectors such as service apartments and residential estates. Our goal is to develop the ECHOO into a well-recognized brand name in eco-hospitality.

Sales & Marketing

Landscaping consultancy and services

We primarily obtain our landscaping consultancy and services projects from twelve government prime contractor and several private contractors, which we have signed master agreements with. We also obtain a small proportion of our projects from other contractors. These contractors are based in Guangdong and other provinces. We submit proposals bids to our contractors which in turn bid for government and private landscaping projects. In certain cases, we obtain projects directly from municipal governments.

 ECHOO

Our consultants constantly reach out to identify unprofitable and financially distressed hotels that can potentially be converted into ECHOO hotels. We mainly target hotels with scalable structures and located in visible and high traffic areas. We enter into multi-stage discussions with these hotel owners and offer them a turnaround opportunity through a future revenue-sharing fee model. Our consultants work alongside with the hotel owners throughout the ECHOO hotel conversion process from initial site assessment to identifying areas of improvement to development of green practices and other changes.

Our marketing strategy is focused on building our company as a leader in eco-engineering that specializes in landscaping and eco-hospitality development. We execute our strategy by further improving our reputation in landscaping consultancy and developing our “ECHOO” brand in eco-hospitality consultancy. At present, all our consultants are responsible for marketing our services through regional channels and industry events. We also leverage cross-selling opportunities between our two business segments. In the future, we plan to hire professional marketing and public relations staff and external agencies to increase awareness of our ‘ECHOO’ brand within the hospitality industry and the public. We will allocate resources on regional exhibitions, conferences, educational events, competitions and awards to broaden our brand exposure.

RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Nine months	Nine month
	ended	ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
	$	$

Service income	10,583,682	8,647,436
Cost of services	(4,430,067)	(3,906,102)
Gross profit	6,153,615	4,741,334
General and administrative expenses	(107,452)	(74,632)
Income before taxation	6,046,163	4,666,702
Income tax	(60,448)	(38,124)
Net income	5,985,715	4,628,578

Nine Months ended March 31, 2010 Compared to the Nine Months ended March 31, 2009

Service Income. Our service income for the nine months ended March 31, 2010 was $10,583,682 as compared to $8,647,436 for the nine months ended March 31, 2009, representing an increase of $1,936,246 or approximately 22.4%. Our service income increased because our service income generated by our greenery construction consultancy business increased by approximately $2,140,388 for the nine months ended March 31, 2010 compared to the same period in 2009. This was partially offset by a $207,641 decrease in our service income generated by our hotel consultancy and facilities for the nine months ended March 31, 2010 compared to the same period in 2009.

Cost of Services. Our cost of services for the nine months ended March 31, 2010 was $4,430,067 as compared to $3,906,102 for nine months ended March 31, 2009, an increase of $523,965 or approximately 13.4%. The increase of our cost of services was mainly attributable to the increase of our service income for the nine months ended March 31, 2010.

Gross Profit. For nine months ended March 31, 2010 as compared to the nine months ended March 31, 2009, we generated gross profit of $6,153,615 and $4,741,334, respectively, reflecting an increase of $1,412,281 or approximately 29.8%. Our gross profit margin (gross profit divided by service income) for the same period increase from approximately 58.1% for the nine months ended March 31, 2009 to approximately 54.8% for the same period ended 2009, representing an increase of 3.3%.

General and Administrative Expenses. We incurred general and administrative expenses of $107,452 for the nine months ended March 31, 2010, an increase of $32,820 or 44.0%, compared to $74,632 for the nine months ended March 31, 2009. Our general and administrative expenses increased because our legal and professional fee increased by $37,448 for the nine months ended March 31, 2010 compared to the same period in 2009.

Net Income. We had net income of $5,985,715 for the nine months ended March 31, 2010 as compared to net income $4,628,578 for the nine months ended March 31, 2009, representing an increase of $1,357,137 or approximately 29.3%. The increase in our net income was largely due to increase of our service income and gross profit margin improvement.

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
	$	$

Service income	3,134,563	3,097,696
Cost of services	(1,254,690)	(1,516,141)
Gross profit	1,879,873	1,581,555
General and administrative expenses	(56,134)	(19,351)
Income before taxation	1,823,739	1,562,204
Income tax	(11,782)	(10,186)
Net income	1,811,957	1,552,018

Three Months ended March 31, 2010 Compared to the Three Months ended March 31, 2009

Service Income. Our service income for the three months ended March 31, 2010 was $3,134,563 as compared to $3,097,696 for the three months ended March 31, 2009, representing an increase of $36,867 or approximately 1.19%.

Cost of Services. Our cost of services for the three months ended March 31, 2010 was $1,254,690 as compared to $1,516,141 for three months ended March 31, 2009, a decrease of $261,451 or approximately 17.25%. The decrease of our cost of services was mainly attributable to lower material costs and subcontracting charges.

Gross Profit. For three months ended March 31, 2010 as compared to the three months ended March 31, 2009, we generated gross profit of $1,879,873 and $1,581,555, respectively, reflecting an increase of $298,318 or approximately 18.86%. Our gross profit margin (gross profit divided by service income) for the same period increase from approximately 51.06% for the three months ended March 31, 2009 to approximately 59.97% for the same period ended 2009, representing an increase of 3.3%.

General and Administrative Expenses. We incurred general and administrative expenses of $56,134 for the three months ended March 31, 2010, an increase of $36,783 or 190.08%, compared to $19,351 for the three months ended March 31, 2009. Our general and administrative expenses increased because our legal and professional fee increased by $37,448 for the three months ended March 31, 2010 compared to the same period in 2009.

Net Income. We had net income of $1,811,957 for the three months ended March 31, 2010 as compared to net income $1,552,018 for the three months ended March 31, 2009, representing an increase of $259,939 or approximately 16.75%. The increase in our net income was largely due to increase of our service income and gross profit margin improvement.

LIQUIDITY AND CAPITAL RESOURCES

We are a development stage company. As of March 31, 2010, we had incurred an accumulated net income of $5,985,715. At March 31, 2010, we had cash and cash equivalents of $1,666,504 as compared to cash and cash equivalents of $1,099,637 as of December 31, 2009.  Management is trying to raise additional capital through sales of common stock, as well as seeking financing from third parties.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	December 31, 2009	March 31, 2009
	(Unaudited)
Net Cash (used in)/from Operating Activities	2,897,243	1,827,484
Net Cash (used in)/from Investment Activities	(364,216)	(11,188)
Net Cash (used in)/generated in Financing Activities	(1,696,212)	(730,291)
Net (decrease)/increase in Cash and Cash Equivalents	836,815	1,086,005
Effect of Foreign Currency Transaction	(19,768)	(744,188)
Cash, Beginning of Period	849,457	364,485
Cash, End of Period	$1,666,504	706,302

Comparison of the nine months ended March 31, 2010 to the nine months ended March 31, 2009

Net cash used in operating activities was $2,897,243 for the nine months ended March 31, 2010, compared to net cash from operations of $1,827,484 for nine months ended March 31, 2009. The $1,069,759 increase was primarily due to higher service income.

Net cash used in investment activities was $364,216 for the nine months ended March 31, 2010, compared to net cash used in investment activities of $11,188 for nine months ended March 31, 2009, representing an increase of $353,028, or 3155.4%. The increase of net cash used in investing activities because of increased purchases of plant and equipment.

Net cash generated in financing activities amounted to $1,696,212 for the nine months ended March 31, 2010, compared to net cash used in financing activities of $730,291 for the nine months March 31, 2009. The increase of net cash from financing activities was primarily due to an $1,463,838 increase in dividends paid for the nine months ended March 31, 2010 compared to the same period in 2009.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company revenue is generated from providing services in two aspects as follows:

i)	Designing and consultancy services in hotel facilities; and
ii)	Resource-efficient engineering business in greenery projects.

The revenue recognized by the Company is based on the Design and Consultancy agreement between the Company and the hotel where the Company has provided the design, consultancy to the hotel and even with certain fixtures and assets provided to that hotel and hence share a certain percentage of gross revenue generated by the hotel facilities for certain years as the consideration.

Revenue from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of actual cost incurred to date to estimated total cost for each contract.  The Company would regularly and frequently reviews the estimated contract cost on each project being accepted and not yet finished to ensure the contract cost estimate is measured with the best knowledge of the personnel involved.

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

Cost of revenue

Regarding the design and consultancy services to the hotel facilities, the respective cost of revenue includes the consultancy expenses in professional staff involved and the design and consultancy fee with other third-party experts, and also the depreciation expenses on those fixtures and movable assets being placed with the hotel by the Company.

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

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated.  This pronouncement became effective immediately upon issuance and is to be applied prospectively.  The adoption of this pronouncement did not have a material impact on Group’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not have a material impact on the Group’s consolidated financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Group’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Group’s consolidated financial statements.

In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Group is currently evaluating the impact this update will have on the Group’s consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, “Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements”, as codified in FASB Accounting Standards Update (ASU) 985. ASU 985 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, provided that the guidance is retroactively applied at the beginning of the year of adoption. The Group is currently evaluating the potential impact of ASU 985 on the Group’s results of operations or financial condition.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Item 4.   (Removed and Reserved)

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

China Green, Inc.

Date: May 14, 2010	By:	/s/ Chi Yip Tai
Chi YipTai Chief Executive Officer and Principal Accounting Officer