Form 10-K
period 2010-06-30
China Green, Inc.
filed 2010-10-13
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-166747

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

Revenues for year ended June 30, 2010: $13,130,112.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of October 12, 2010, the registrant had 6,514,750 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Overview

Operating through Glorious Pie, our British Virgin Islands subsidiary, and Earn Bright, our Hong Kong operating subsidiary, we engage in providing eco-friendly project consulting services. We are currently focused on the areas of eco-friendly property consulting and eco-friendly construction projects. Our services can be applied to development or reconstruction projects in social facilities, parks, outdoor public areas, corporate buildings, hotels, commercial and residential properties. Our mission is to create an eco-friendly environment that can benefit both humans and nature. We actively seek for opportunities to apply ecological engineering (eco-engineering) concepts, the integration of ecological and engineering applications, in design, monitoring and construction of ecosystems, in both landscaping projects and property management to integrate human society with the natural environment. We advise our clients on overall project planning, selection and supervision of external consultants, and coordination of labor services and materials supplies. As such, we focus our business in three interrelated business segments: (i) Greenery Construction Consulting, (ii) Greenery Maintenance Consulting, and (iii) Eco-friendly Property Consulting and Development. Our target clients include landscaping contractors and property owners or operators who seek to construct or develop eco-friendly establishments.

As an eco-friendly project consulting company, the key to our future growth and success will be our ability to procure more profitable projects and build upon our reputation. We  are focused on deepening our existing relationships as well as  building new relationships to expand our project channels. We integrate our understanding in the dynamics of the local industries with our financial capital to formulate strategic ways to procure new consulting and management services contracts. Our capability to build professional project teams to provide quality advice and execute project plans is important to us. We maintain a broad network of contacts of external consultants, labor service subcontractors and materials suppliers which serves as a platform for us to build project teams based on the required knowledge and expertise. We continue to identify and develop new relationships with different professionals and experts to optimize our platform.

Currently, our main source of revenue is generated through contracts in Greenery Construction Consulting and Greenery Maintenance Consulting with government landscaping contractors. We generate net income from the difference between the consulting fees paid to us by the government contractors and our total subcontracting costs. Our subcontracting costs are typically paid to subcontracted consultants, labor service subcontractors and materials suppliers.

We also generate revenues from three eco-friendly hotels in our Eco-friendly Property Consulting and Development segment. We have entered into separate revenue-sharing contracts with each of these hotels which includes providing consulting services and investments of eco-friendly designs and practices for these hotels. We have invested in certain equipments and fixtures in these hotels. The nature of these investments is to introduce eco-friendly designs and changes into the hotels as well as improve the look and feel to attract or retain customers.

Our Strategy

Our objective is to become a leading eco-engineering project consulting and management company in China through continuous expansion of our services. Key elements of our strategy include the following:

●
Expand our ECHOO hotel network in Guangdong, Shanghai and other major provinces and cities. We intend to enhance our brand presence and public awareness through expanding the ECHOO hotel network. We believe this will help to increase demand and acceptance of green hotels in China. We believe ECHOO hotels can better demonstrate their niche and differentiate themselves in major provinces and cities. The hotel industry is also more competitive in these areas, and thus provides us with more opportunities to convert unprofitable hotels into ECHOO hotels. We aim to complete negotiations with five to seven more hotels in Guangzhou, Dongguan and Shanghai over the next two years.

●
Broaden ECHOO applications to other commercial properties, such as service apartments, residential estates, commercial buildings, and shopping malls. We intend to extend our reach to non-hotel commercial property owners and operators to educate them on the advantages of eco-engineering applications and create opportunities for our consulting services. Broadening our services to other commercial property segments will directly increase the public exposure and familiarity of our ECHOO brand. We believe this will increase demand for eco-engineering applications and widespread acceptance of eco-property.

●
Build upon our knowledge in eco-engineering. We intend to become a leader in China in eco-engineering and consulting. We believe research and development in eco-engineering applications will help us gain an unparallel advantage in business development. As our business expands, we plan to hire internal consultants or work with research firms or universities to strengthen our research and development. These internal consultants will work closely with our management and external consultants to identify the needs of our existing and potential clients and provide research advice and technological support. We believe this will help us differentiate ourselves among other project consulting and management firms by expanding and deepening our services. We intend to develop the ECHOO brand name into an eco-property standard in the next five years.

●
Continue to seek large scale landscaping projects in public infrastructure and city development. We intend to continue to focus on large scale landscaping projects and leverage our existing channels, networks, track record and reputation to drive additional sales and extend our reach to other contractors. We believe the PRC government policy and funding in public infrastructure, city development and environmental conservation and protection will generate substantial demand for landscaping.

●
Further expand sales within our existing client base through greenery maintenance services. As of June 30, 2010, our landscape maintenance services account for 14.8% of our total revenue. We intend to deepen our client relationships and further penetrate our existing clients by providing maintenance services for completed landscape development projects. We will also leverage our relationships with owners and operators of ECHOO sites to develop cross-selling opportunities between our three business segments.

Business Advantages

We believe that the following sets forth some of the advantages we have over our competitors:

●	We believe we have a track record in landscaping and real property renovations in the region which enable us to secure existing clients and expand our future network.

●
We believe that we have market acumen in the application of eco-engineering concepts in, which together with our PRC experience, enable us to target the green hotel industry as one of our core growth objectives.

●
We have an experienced management team with a long-term commitment to the green industry and are dedicated to promote eco-engineering concepts and applications to develop ECHOO into an industry standard.

●
We have a professional management team that is dedicated to research and development to improve our professional expertise. We aim to adopt international industry guidelines and standards, such as the Leadership in Energy and Environmental Design (LEED) in the US, to ensure quality standards.

Greenery Construction Consulting

Our Greenery Construction Consulting services have mainly been applied to outdoor public spaces. We offer our clients comprehensive services spanning from site assessment, planning and design, installation and construction, performance control and maintenance. We provide services to a wide scope of projects ranging from parks, playgrounds, botanical gardens, greenways, walkways and paths, and indoor spaces.

Our consulting model is mainly divided into four components:

●
Project overview and site assessment. We work with external consultants to develop an understanding of project requirements and perform initial site assessments. A thorough environmental and ecological assessment includes analysis of terrains, hydrology, soil quality and composition, sunlight exposure, wind direction, electricity, water mains, pest and insect conditions, and municipal legal and regulatory requirements. Through this process, we gain a thorough understanding of the landscape conditions and gather data for site design and planning.

●
Design and planning. Based on initial site assessment results, our external consultants formulate detailed development plans which include natural, living and structural elements. This includes tree and plantation selection, floral arrangement, seedling selection, habitat planning, electricity and hydro system design, irrigation system selection, habitat planning, recreation planning and structural element design. The development plans would be confirmed with our clients and incorporate any changes and amendments prior to implementation.

●
Installation and construction. Based on the project requirements, we work with external consultants to decide whether to directly implement or outsource the installation and construction process to a selected group of specialists and workers. The process typically includes lawn planting, tree installation, shrubs and flower bed planting, installation of electricity and irrigation systems, shaping of grounds and slopes, weed control fabric installation and structural elements such as fountains, terraces, walkways, ponds and raised beds.

●
Performance benchmarking, assessment and maintenance. We work with external consultants to develop performance benchmarks and future maintenance plans with clients upon project completion. We perform periodic site performance and quality assessments based on our clients’ requirements. Our maintenance services, which is provided through our external consultants and subcontracted labor, typically includes soil quality analysis and renovation, root evaluation, plantation disease and strength analysis, pruning, pest control, weed control, floral treatments, earth surface treatment and restoration, maintenance and reconstruction of structural elements. Further to performing maintenance on existing elements, our consultants also recommend structural upgrades and development ideas to our clients through providing periodic services.

Greenery Maintenance Consulting

We offer Greenery Maintenance Consulting services to the same group of government contractors for Greenery Construction Consulting as for Greenery Maintenance Consulting projects. We conduct site reviews and develop maintenance plans with our clients who outline all assessment criteria and performance targets. As the consultant, we act as the site supervisor and select subcontractors to execute the maintenance work. We perform periodic performance and quality assessments to ensure the sites are maintained appropriately. The maintenance plans typically include soil quality analysis and renovation, root evaluation, plantation disease and strength analysis, pruning, pest control, weed control, floral treatments, earth surface treatment and restoration, maintenance and reconstruction of structural elements. In addition to performing maintenance on existing elements, we recommend structural upgrades and development ideas to our clients.

Eco-friendly Property Consulting & Development

We provide our Eco-friendly Property Consulting and Development to hotels and convert them into ECHOO hotels. We identify and approach unprofitable hotels that are scalable and located in areas that we feel have a good potential for growth. We provide consulting advice to ECHOO hotels to improve profitability through revenue expansion and cost reduction. The key drivers of revenue expansion and cost reduction are design and appearance upgrade and green operation and management model adoption, respectively.

We work with consultants to provide design and appearance advice that emphasize a simplistic and minimalistic living style. We combine natural and cultural elements with modern design to create a healthy and sustainable environment. This design and appearance upgrade process includes design concept applications, space rearrangement, color and theme adjustments, decoration and plantation installation, and structural modifications.

ECHOO hotels operate under a green operation and management model by combining natural elements with modern design to minimize the ecological impact of hotel operations, reduce energy costs and preserve the natural environment. We work with consultants to conduct site assessments and surveys to collect data and recommend operational practices and equipment advice. The analyses typically focus in energy saving, water saving, waste reduction and carbon reduction:

●
Site assessment and survey. We work with external consultants to conduct a thorough assessment in different areas including lighting systems, windows, heating and cooling systems, air distribution systems, laundry facilities, kitchen equipments, hallways and corridors, pools, washrooms, meeting rooms, exercise rooms, lounges, restaurants, rooftops, sunlight exposure, and surroundings. We also analyze operational practices including lighting management, temperature management, water and other resource utilization practices. We analyze collected data and recommend consulting advice to reduce operating costs.

●
Energy saving. We work with external consultants to recommend energy saving practices which covers lighting management, indoor temperature controls, housekeeping practices, kitchen and laundry management and pools and facilities management. We recommend equipment changes based on energy efficiency and spans from lighting selection to heating and cooling systems to kitchen and laundry equipments. We also recommend other interior and exterior changes such as plantation installation in high sunlight intensity areas, attic heat resistance and rooftop gardening and repainting.

●
Water saving. We work with external consultants to optimize water usage practices in kitchens, laundries, pools, washrooms and other high water usage areas. We also recommend water saving equipments such as low-flow showerheads, dual-button toilet systems and water efficient dishwashers.

●
Waste reduction. We work with external consultants to recommend waste reduction practices which include limiting usage of one-time toiletries, supplies and overly packaged products. We also encourage recycling of recyclable and reusable wastes.

●
Carbon reduction. We work with external consultants to aim to create a carbon neutral environment through different changes such as ceiling fan installations, natural heating and cooling systems and indoor tree plantation.

Customers

Greenery Construction and Greenery Maintenance Consulting

We obtain our Greenery Construction Consulting and Greenery Maintenance Consulting projects from government and private contractors. From our inception to the date hereof, we have completed over fifty projects, including small to large scale private and government projects. Currently, we have two ongoing large-scale greenery construction consulting projects. The scope of our projects often spans from site assessment, design, implementation and maintenance services. For the twelve months ended June 30, 2010, we completed eight construction projects and ten maintenance projects, which generated $8,462,096 and $1,944,822 of segment revenues, respectively.. For the twelve months ended June 30, 2010, our top three customers are Fu Jian Heng Li Construction Group Limited, Dongguan Garden Project Co. and Zhe Jiang Hong Xin Garden Art Limited, which have accounted for 24.6%, 19.7% and 14.0% of our total revenue, respectively.

Eco-friendly Property Consulting & Development

As we begin a new eco-property project, we enter into an Investment Negotiation Memorandum with our customer.  This memorandum is a letter of intent whereby we agree to enter into negotiations to provide environmental design consulting and planning and investment in real properties.

We have provided our Eco-friendly Property Consulting and Development services and converted three hotels into ECHOO hotels. We have signed three separate seven-year term revenue-sharing consulting agreements to receive 35%, 35% and 20% of the hotel revenues with a guaranteed monthly minimum of RMB 300,000, and RMB 100,000 or approximately USD 43,924,  and USD 14,641 from the Carnival City Hotel, the Health City Hotel and Yu Zu Tang Hotel, respectively, through June 2013, June 2013 and April 2017 as consulting fees. These agreements were executed by Chi Yip Tai, on behalf of Glorious Pie and Qing Chou Dai, as the lease owner of each of the hotels. The consulting fee shall be paid monthly within 5 days after the hotels’ monthly revenues are booked.  The hotels are obligated to keep full and accurate books and records which shall be available to us and our agents for inspects and audits. Although our clients or the hotel managers are responsible for all operating expenses and capital expenditures, we also invest into new equipments in these hotels on an ad-hoc basis as deemed necessary from a consulting and financial perspective. We believe these ongoing voluntary investments at financially suitable amounts could help generate higher revenues and ultimately benefit us. As of the date hereof, we are also in negotiation with five additional ECHOO hotel targets. Our customers mainly consist of short- and medium-term business travelers and local business professionals.

 Sales & Marketing

We primarily obtain our landscaping consulting and services projects from nine different government and private contractors. We have signed an Agreement for Greenery Consulting and a Trading Agreement for Materials with each of the government contractors.   We are no longer in the business of generating income from selling our inventory at a mark up. We purchase all the materials necessary to complete a project from one of our suppliers. All materials are subject to inspection. Any materials not acceptable to us, must be replaced by our supplier. The cost of materials attributable to a project is passed to the client without any mark up. We also obtain a small proportion of our projects from other contractors. These contractors are based in Guangdong and other provinces in China. We submit proposal bids to our contractors which in turn bid for government and private landscaping projects.

Our management identifies unprofitable and financially distressed hotels that can potentially be converted into ECHOO hotels. We mainly target hotels that have scalable structures and are located in visible and high traffic areas. We enter into multi-stage discussions with these hotel owners and offer them a turnaround opportunity through a future revenue-sharing fee model. Our internal consultants work with the hotel owners throughout the ECHOO hotel conversion process from initial site assessment to identifying areas of improvement to development of green practices and other changes.

Our marketing strategy is focused on building our company as a leader in eco-engineering that specializes in landscaping and Eco-friendly property development. We execute our strategy by attempting to further improve our reputation in landscaping consulting and developing our ‘ECHOO’ brand in Eco-friendly property consulting. At present, our management is comprised of internal consultants responsible for marketing our services through regional channels and industry events. We also leverage cross-selling opportunities between our three business segments. In the future, we plan to hire professional marketing and public relations staff and external agencies to increase awareness of our ‘ECHOO’ brand within the property industry and the public. We intend to allocate resources on regional exhibitions, conferences, educational events, competitions and awards to broaden our brand exposure.

Research & Development

We focus our research and development efforts on eco-friendly property development and management. We believe continued research and development is of critical importance to maintaining the quality of our consulting service and the offering of advanced techniques and equipment advice to our existing and potential clients. We work with external consultants to select suitable tools, equipment and design management practices for eco-friendly property site planning, energy saving, water saving, waste reduction and carbon reduction. We emphasize the application of international green building development and management practices in ECHOO hotels. In the past, all our consultants contribute to research and development and have different areas of specialization. In the future, we plan to hire internal consultants or work with research firms or universities to strengthen our research and development of advanced eco-engineering and eco-friendly property solutions.

Government Regulations

Government Regulations Relating to Taxation

On March 16, 2007, the National People’s Congress or NPC, approved and promulgated the PRC Enterprise Income Tax Law , which we refer to as the New EIT Law. The New EIT Law took effect on January 1, 2008. Under the New EIT Law, Foreign Investment Enterprises (“FIE”) and domestic companies are subject to a uniform tax rate of 25%. The New EIT Law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the New EIT Law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations.

On December 26, 2007, the State Council issued a Notice on Implementing Transitional Measures for Enterprise Income Tax , or the Notice, providing that the enterprises that have been approved to enjoy a low tax rate prior to the promulgation of the New EIT Law will be eligible for a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008.

The New EIT Law and Implementation Rules of the New EIT Law provide that an income tax rate of 10% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”, which (i) do not have an establishment or place of business in the PRC, or (ii) have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefor such income taxes generally called withholding tax in practice. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered as a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax.

Earn Bright Development Limited is subjected to PRC tax law. The Management of Earn Bright Limited considered that the Company did operate in PRC and is subject to PRC tax since January 2, 2009 after the termination of tax exemption. As our business is operated through Earn Bright under the Mainland and Hong Kong Closer Economic Partnership Arrangement (CEPA), we are subject to 5% of business tax and 7% of profit tax. Business tax is subjected to 5% charge on turnover generated from specific types of greenery and hotel management services rendered which meet the taxable requirement under the province government registration.

Employees

As of September 30, 2010, we had a total of 8 full time employees including 3 in executive management & corporate development, 2 in project coordination, 2 in general and administrative support, and 1 in accounting.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

Our executive office is located at Room 3601, The Centre, 99 Queen’s Road, Central, Hong Kong.

In addition, we also have a correspondence office at 271 Zhen An Zhong Road, Chang An District, Dongguan City, Guangdong, People’s Republic of China.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has never been a public trading market for our common stock and our shares of common stock are not currently listed or quoted for trading on any national securities exchange or national quotation system. On August 13, 2010, we applied  for the listing of our common stock on the NASDAQ Capital Market. We received comments from regarding our application on September 10, 2010. We are in the processing of responding to each of the comments issued by NASDAQ.

We intend to meet the requirements for the NASDAQ Capital Market initial listing standards as required by the Net Income Standard Listing Rules 5505(a) and 5505(b)(3). As of June 30, 2010, we had $16,419,033 in stockholder’s equity. As of June 30, 2010, our last fiscal year-end, our net income from continuing operations was $6,007,015. We are in compliance with NASDAQ’s requirements relating to Audit Committees, the director Nominations Process, the Compensation of Officers, Board Composition, Executive Sessions, and Quorum and Code of Conduct.

Holders

As of October 12, 2010, we have 306 record holders of our common stock.

Dividends

We have declared and paid dividends in cash in the amount of $2,203,096, $1,460,240 and $2,958,887 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Currently we plan to reserve our earnings to expand our business operations and for general corporate purposes and do not anticipate paying any cash dividends in the foreseeable future. This change in policy is in response to us becoming a publicly traded company and the accompanying duty we have to our shareholders to reinvest in and grow the Company. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of director considers significant.
Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “should,” “likely” or similar expressions, indicates a forward-looking statement. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements. Many of the factors that will determine these results are beyond our ability  to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements, which speak only to the date made.

Overview

China Green, Inc. (formerly known as China Eco-Hospitality Operations, Inc.) is a blank check company formed on July 11, 2008 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its principal operations in an eco-friendly industry. On August 13, 2009, we entered into a Share Exchange and Stock Purchase Agreement with Glorious Pie, the Glorious Pie Shareholder and the Representative of our Investors. At the Closing, pursuant to the terms of the Share Exchange and Stock Purchase Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Glorious Pie Shareholder in exchange for our issuance of 10,355,000 common shares to the Glorious Pie Shareholder (the “Exchange Shares”). The Exchange Shares represented approximately 82.84% of our common stock issued and outstanding after the closing of the Share Exchange. As a result of the Share Exchange, Glorious Pie became our wholly-owned subsidiary.

Operating through Glorious Pie, our British Virgin Islands subsidiary, and Earn Bright, our Hong Kong operating subsidiary, we engage in providing eco-friendly project consulting services. We are currently focused on the areas of eco-friendly property consulting and eco-friendly construction projects. Our services can be applied to development or reconstruction projects in social facilities, parks, outdoor public areas, corporate buildings, hotels, commercial and residential properties. Our mission is to create an eco-friendly environment that can benefit both humans and nature. We actively seek for opportunities to apply ecological engineering (eco-engineering) concepts, the integration of ecological and engineering applications, in design, monitoring and construction of ecosystems, in both landscaping projects and property management to integrate human society with the natural environment. We advise our clients on overall project planning, selection and supervision of external consultants, and coordination of labor services and materials supplies. As such, we focus our business in three interrelated business segments: (i) Greenery Construction Consulting, (ii) Greenery Maintenance Consulting, and (iii) Eco-friendly Property Consulting and Development. Our target clients include landscaping contractors and property owners or operators who seek to construct or develop eco-friendly establishments.

As an eco-friendly project consulting company, the key to our future growth and success will be our ability to procure more profitable projects and build upon our reputation. We  are focused on deepening our existing relationships as well as  building new relationships to expand our project channels. We integrate our understanding in the dynamics of the local industries with our financial capital to formulate strategic ways to procure new consulting and management services contracts. Our capability to build professional project teams to provide quality advice and execute project plans is important to us. We maintain a broad network of contacts of external consultants, labor service subcontractors and materials suppliers which serves as a platform for us to build project teams based on the required knowledge and expertise. We continue to identify and develop new relationships with different professionals and experts to optimize our platform.

Currently, our main source of revenue is generated through contracts in Greenery Construction Consulting and Greenery Maintenance Consulting with government landscaping contractors. We generate net income from the difference between the consulting fees paid to us by the government contractors and our total subcontracting costs. Our subcontracting costs are typically paid to subcontracted consultants, labor service subcontractors and materials suppliers.

We also generate revenues from three eco-friendly hotels in our Eco-friendly Property Consulting and Development segment. We have entered into separate revenue-sharing contracts with each of these hotels which includes providing consulting services and investments of eco-friendly designs and practices for these hotels. We have invested in certain equipments and fixtures in these hotels. The nature of these investments is to introduce eco-friendly designs and changes into the hotels as well as improve the look and feel to attract or retain customers.

We are subject to 5% PRC business tax and 7% PRC profit tax since January 2, 2009.

Our Services

Greenery Construction Consulting

Our Greenery Construction Consulting business has predominantly been focused on large-scale outdoor PRC government projects such as public infrastructure, and social facilities development; however, we have been engaged to conduct private real estate development projects in the past. Our consulting approach includes horticultural planning and design, concept applications, selection and provision of agriculture, performance targeting and benchmarking, plantation management and quality control. Based on our assessment of a potential project’s sophistication, we enter into agreements with governmental subcontractors and advise our project teams, which include external consultants and subcontractors, on the implementation of our project plans.

We have managed many notable public and private construction projects in Dongguan, Guangdong Province, China’s third largest exporting city and one of the fastest growing regions in China. Such projects include Dongguan’s Songshan Lakes Science & Technology Industrial Park, a province-level development zone for new and high-tech industries. Our services have been extended to other locations in the Guangdong province, such as Guangzhou city.

We obtain construction projects from nine different government contractors, including Dongguan Xinyue’an Garden Co., Ltd., Dongguan Urban Garden Project Co., Ltd., Dongguan Bimanyuan Garden Project Co., Ltd., Dongguan Luyi Garden Project Co., Ltd., Dongguan Green World Industry Co., Ltd., Chang’an Construction Project Co., Dongguan Jiaye Garden Project Co., Dongguan Garden Project Co., and Foshan Shunde Tianyi Garden Co., Ltd. The contracts have a ten year term and provide for the external consultants to provide various landscaping and ecological improvement work in the PRC in consideration for an agreed upon fee. These contracts account for a material portion of our revenue. These contractors participate in the government project bidding process on a regular basis, and typically outsource their projects to project consulting and management companies such as our Company. During the government project bidding process, contractors are required to deposit with municipal governments a specified amount of fund to prove their financial ability to fully complete projects. We work closely with these contractors to improve their competitive status in the government project bidding process by providing funding to these contractors to meet the deposit requirements. These funds are locked up at the municipal governments overseeing the bidding process until the completion of the projects, but may remain in the contractors’ accounts from time to time when no projects are available for bidding, which may be subject to our demand for return with a 60-day written notice. This business arrangement has not only allowed us to maintain our business connections with the contractors but has provided us with information regarding the financial conditions of the contractors. The contractors and us are bound by master agreements which define the scope of our services and contain individual project term sheets, each party’s rights and obligations, completion arrangements, quantity and quality of materials. When we engage with a government contractor, we enter into two separate contractual arrangements: (i) an Agreement for Greenery Consulting. In the past, we entered into a second agreement with the governmental contractor for the purchasing of materials. We currently have three Trading Agreements for Materials active. The Trading Agreements require our subcontractors to purchase materials from us. We purchase the materials required from a third party vendor, and sell them to our subcontractors. We no longer require a Trading Agreement with our subcontractors to conduct business. Upon completion of a project, the contractor will receive payments from the municipal government, who then deliver payments to us within 30 days for material-related services and within 90 days for construction-related services.

We outsource the labor related to our project construction work to subcontractors. A deposit is required by the Chinese government during the contract bidding process. We provide the funding needed for the required deposit. We reserve the right to recall these deposits in the event that we have decreased demand for labor services or other business or liquidity reasons with a 45-day written notice. We subcontract project managers in the PRC who monitor and oversee the progress of each project.  We currently have six such subcontractors under contract. Three of these subcontractors have entered into services agreements and three have entered into suppliers agreements.  The following are the subcontractors:

-	Liming He, entered into a Suppliers Agreement on September 4, 2006;
-	Shuangceng Wang, entered into a Suppliers Agreement on September 4, 2006
-	Qinlin Zhang, entered into a Suppliers Agreement on September 4, 2006
-	Xuhua Yang, entered into a Services Agreement on September 11, 2006
-	Bin Li, entered into a Suppliers Agreement on March 28, 2010;
-	Shuangnan Lo, entered into a Suppliers Agreement on March 28, 2010

We enter into supplier agreements with the subcontractors whereby such subcontractors are to supply our client with greenery materials, including plants, soil, and other related items that are necessary for us to carry out our intended project.   The suppliers agreements typically have a term of 10 years.   Our services agreements provide that the subcontractor provide us with on-site execution guidance and advisory services for certain greenery construction consulting and greenery maintenance consulting projects and on-site safety and security.  The services agreements have a term of ten years.

Over the past year, we completed eight large-scale landscape consulting and development projects and are currently working on three large-scale landscape consulting and development projects. We are seeking more large-scale landscaping projects stimulated by the RMB 4 trillion economic stimulus plan launched by the PRC government, and are working with existing customers to secure more maintenance service contracts.

According to the National Development and Reform Commission (NDRC), approximately RMB 2.14 trillion is allocated to infrastructure and public facility. We believe this will lead to a significant increase in government construction projects in China. The construction duration of most government infrastructure projects is approximately two to three years and landscaping normally takes place at the latter stage of construction projects. As a result, we expect higher demand for landscaping consulting services in late 2010 and early 2011. We are planning to allocate more capital resources to take advantage of this growing trend and to increase our consulting service income in the coming years. We will also focus on retaining our clients from new and existing landscaping consulting projects to further increase our long-term revenue from maintenance services.

Greenery Maintenance Consulting

We offer consulting services to the same group of government contractors for Greenery Construction Consulting as for Greenery Maintenance Consulting projects. We work with external consultants to conduct site reviews and develop maintenance plans with our clients who outline all assessment criteria and performance targets. The external consultant acts as the site supervisor and we select subcontractors to execute the maintenance work. We conduct periodic performance and quality assessments to ensure the sites are maintained appropriately. The maintenance plans typically include soil quality analysis and renovation, root evaluation, plantation disease and strength analysis, pruning, pest control, weed control, floral treatments, earth surface treatment and restoration, maintenance and reconstruction of structural elements. In addition to working with subcontractors who perform maintenance on existing elements, our internal and external consultants recommend structural upgrades and development ideas to our clients.

Eco-friendly Property Consulting and Development

Our Eco-friendly Property Consulting and Development business, also known as “ECHOO,” an acronym for eco-hospitality operations, applies eco-engineering concepts to real properties and manages the subcontracted labor necessary for the renovations needed to become more eco-friendly. Our current customer base for this business segment is three hotels. Our consulting services generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. We outsource the labor necessary to institute our consulting recommendations. In return, we enter into fixed-term revenue-sharing agreements with the hotel owners to receive a portion of the hotel’s future monthly revenue or a guaranteed minimum monthly amount as consulting fees for services we provided. We believe this business arrangement benefits both, our Company and the hotels. The hotels may enjoy an increase in revenue as a result of being an eco-friendly hotel.

When we begin a new project with a hotel, we enter into an Investment Negotiation Memorandum with such hotel.  This memorandum is a letter of intent whereby we agree to enter into negotiations to provide environmental design consulting and planning and investment in hotels.

Since our inception, we have applied our services and eco-engineering applications to the Carnival City Hotel,  the Health City Hotel (formerly known as the Kancheng Massage Centre) located in Dongguan and the Yu Zu Tang Hotel. Our consulting plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. In return, we signed two separate seven-year term revenue-sharing consulting agreements to receive 35% of the revenues from the Carnival City Hotel and the Health City Hotel, respectively, with a guaranteed monthly minimum of RMB 300,000 and RMB 100,000 or approximately $43,924 and $14,641, respectively, through June 2013.  To date, each hotel has generated revenue each month which has provided us with cash in excess of the monthly minimums each month since we entered into them. To date, we have generated $8,058,832 and  $3,096,338 in revenue attributed to Carnival City Hotel and Health City Hotel, respectively. The new revenue-sharing consulting agreement that we have entered into with Yu Zu Tang Hotel will entitle us to 20% of Yu Zu Tang’s revenues with a guaranteed monthly minimum of RMB 100,000 through April 2017. We began recording revenue from Yu Zu Tang in July 2010 and have recorded  $87,369 as of September 30, 2010.

We may purchase new property, plant and equipment as an investment into our business in accordance with the needs of our customers. For the twelve months ended June 30, 2010, we purchased an aggregate of $2,247,523 in new assets for the Yu Zu Tang, Carnival City Hotel and Health City Hotel locations. We retain ownership of all new and previously purchased assets through revenue sharing agreements we enter into with the hotels. The revenue sharing agreements stipulate that we retain ownership of any property, plant and equipment we purchase for the hotel for the time period covered by the agreement. Therefore, if a revenue sharing agreement prematurely ceases, all assets previously purchased by us in conjunction with the agreement, are returned to us. In the event that the asset is a leasehold improvement, and cannot be physically returned to us, the hotel is required to pay us the asset’s undepreciated balance as of the date the contract ceases. The purchasing of such assets is necessary for the transformation of the hotel and we believe we will be compensated for our investment through the increase in revenue the hotel will generate as a result of our investment.

Property, plant and equipment we purchase supports the transformation of the hotels into eco-friendly hotels in a number of ways. For example, heatproof glasses that we installed can maintain the building’s warmth and allow natural lighting to penetrate so as to reduce indoor heating and lighting. Additionally, we selected blinds and curtains to reduce indoor temperature fluctuation. We also assisted in designing the construction of walls with insulated materials to prevent heat loss. Indoor walls were painted to reflect sunlight penetrated through windows and reduce energy consumption on lighting. In anticipation of the summer season, we have replaced old air conditioners with new air conditioning systems to reduce electricity costs. Some old electrical appliances that were owned by the hotel owners, such as CRT televisions, were energy inefficient. We replaced the old CRT televisions with LCD televisions to reduce heat generation in the indoor areas. These upgrades not only make the hotels eco-friendly but also help improve the look and feel of the hotels.

Fees are paid monthly within 5 days after the hotels’ monthly revenues are booked.  The hotels are obligated to keep full and accurate books and records which shall be available to us and our agents for inspections and audits. We believe this business arrangement has benefited both our Company and the hotels, with the implementation of our ECHOO program.

In our Eco-friendly Property Consulting and Development business, we continue to receive recurring and growing revenues from three completed ECHOO hotels and are currently seeking to identify suitable targets in Guangdong, Shanghai and other cities in PRC. Although the economy of Guangdong province was severely affected by the financial crisis in 2008 and 2009, the province continues to be a key focus of the Chinese government. The long-term sustainability of the economic conditions of Guangdong province is expected to support a long-term demand for hotel services.

The hotel industry in Shanghai is expected to experience short-term oversupply after the tremendous growth during the preparation for the World Expo 2010 in Shanghai. The World Expo takes place in Shanghai from May 1, 2010 thru October 31, 2010.  70 million visitors are expected to attend this event (source: http://en.expo2010.cn).  Hotel owners may expect to experience quick and dramatic drops in room rates and occupancy rates after the Expo 2010 in Shanghai closes. We are currently targeting these Shanghai hotels to expand our hotel consulting services by providing hotel owners with consulting services as a way to improve profitability and competitiveness of their hotels. As Shanghai continues to be a fast-growing city in China, the long-term demand for hotels is expected to remain strong. We believe that Shanghai residents and travelers will be receptive to eco-friendly hotel concepts given the local pollution problems, relatively higher education levels and increasing awareness of environmental issues both locally and globally.

In the future, we aim to become an industry leader in eco-engineering consulting and position ourselves as a full service company with a dual focus in landscaping and eco-property development. We will develop our Greenery Construction Consulting business into a balanced portfolio that includes public sector projects, private sector projects, and landscape maintenance and services. In our Eco-friendly Property Consulting and Development business, we intend to expand our business by providing services to commercial and residential properties major cities and provinces in PRC.

Sales & Marketing

Greenery Construction and Greenery Maintenance Consulting

We primarily obtain our Greenery Construction and Greenery Maintenance Consulting  projects from nine government prime contractors and other private contractors, as set forth in the table below. These contractors are based in Guangdong and other provinces. The contracts have a ten year term and provide for the external consultants to provide various landscaping and ecological improvement work in the PRC in consideration for an agreed upon fee. We recommend proposal bids to the contractors which in turn use our estimates to bid for government and private landscaping projects.

1	东莞市新粵安园林绿化有限公司 Dongguan Xinyue’an Garden Co., Ltd.
2	东莞市城区园林绿化工程公司 Dongguan Urban Garden Project Co., Ltd.
3	东莞市碧滿园园林绿化工程有限公司 Dongguan Bimanyuan Garden Project Co., Ltd.
4	东莞市绿怡园林工程有限公司 Dongguan Luyi Garden Project Co., Ltd.
5	东莞市绿色世界实业有限公司 Dongguan Green World Industry Co., Ltd.
6	长安鎮建筑安裝工程公司 Chang’an Construction Project Co.
7	东莞市嘉业园林绿化工程公司 Dongguan Jiaye Garden Project Co.
8	东莞市园林绿化工程公司 Dongguan Garden Project Co.
9	佛山市順德區添艺园林绿化有限公司 Foshan Shunde Tianyi Garden Co., Ltd.

Eco-friendly Property Consulting and Development

We continuously seek to identify unprofitable and financially distressed hotels that can potentially be converted into ECHOO hotels. We target hotels with scalable structures located in visible and high traffic areas. We enter into multi-stage discussions with these hotel owners and offer them our services in exchange for a future revenue-sharing fee. We work in tandem with the hotel owners throughout the ECHOO hotel conversion process from initial site assessment to identifying areas of improvement to development of green practices and other changes.

Our marketing strategy is focused on positioning our company as a leader in eco-engineering that specializes in landscaping and eco-development development. We execute our strategy by further improving our reputation in construction consulting and developing our ECHOO brand in eco-property consulting. At present, our management is responsible for marketing our services through regional channels and industry events. We also leverage cross-selling opportunities between our three business segments. In the future, we plan to hire professional marketing and public relations staff and external agencies to increase awareness of our ECHOO brand. We will allocate resources on regional exhibitions, conferences, educational events, to broaden our brand exposure.

RESULTS OF OPERATIONS

Twelve Months ended June 30, 2010 Compared to the Twelve Months ended June 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Twelve months	Twelve month
	Ended	Ended
	June 30,	June 30,
	2010	2009

	(Audited)	(Audited)

Revenue	$13,130,112	$11,676,141
Cost of services	(6,036,288)	(5,416,156)
Gross profit	7,093,824	6,259,985
General and administrative expenses	(1,026,337)	(2,674,837)
Income before taxation	6,067,487	3,585,148
Income tax	(60,472)	(72,056)
Net income	$6,007,015	$3,513,092

Service Income.   Our service income for the twelve months ended June 30, 2010 was $13,130,112 as compared to $11,676,141 for the twelve months ended June 30, 2009, an increase of $1,453,971 or approximately 12.5%. Increase in our service income was mainly attributable to Greenery Construction Consulting segment, which increased by $2,107,067 for the twelve months ended June 30, 2010 as compared with the same period in 2009. The increase of service income was offset by the $184,373 and $468,723 decrease of income from our hotel consulting and facilities and greenery maintanence consulting, respectively, for the twelve months ended June 30, 2010, as compared with the same period in 2009. The decrease in hotel consulting and facilities was mainly attributable to a decrease in customer spending which translated into a 19.4% decrease in revenue per customer. The revenue per customer decreased in the three months ended March 31, 2010 and increased by 39.5% in the following quarter due to improving local economic conditions. Total number of customers increased from 89,325 to 103,758, up 14,433 or 16.2% for the year. Management expects the total revenue and revenue per customer to improve as the Asian Games takes place in Guangzhou, a city that is approximately an hour train ride away from Dongguan, in October 2010. The event is expected to attract tourists and increase the demand for hotel rooms.

For the twelve months ended June 30, 2010, we had eight new Greenery Construction Consulting projects including education institutes, technology parks and recreational parks. Our top three projects are Dongguan Poly-Technic College Bao Po Village Garden Project Phase II, Dongguan Poly-Technic College Bao Po Village Garden Project Phase I, and  Shahe River Bank Greenery Project  with revenues of $1,755,156, $1,477,987 and $1,329,704, respectively. These three projects have contributed to 51% of our greenery construction consulting revenue. We have focused our efforts on a smaller number of larger scale projects as compared with focusing on volume in the prior year. Typically larger projects require us to be on site for a longer period of time, thus allowing us to build strong long term relationships with our customers. Further, the profit margin on a larger project is typically greater than the margins yielded on completing many smaller projects. Our revenue per project has increased to $1,124,983for the twelve months ended June 30, 2010.

Cost of Services. Our cost of services for the twelve months ended June 30, 2010 was $6,036,288 as compared to $5,416,156 for the twelve months ended June 30, 2009, an increase of $620,132 or approximately 11.4%. The increase of our cost of services was mainly attributable to the increase of our service income in Greenery Construction Consulting business for the twelve months ended June 30, 2010. Our subcontracting costs of our Greenery Construction Consulting business consist of labor costs and material costs. Our material costs increased proportionately with the scale of the projects. However, our greenery construction projects have benefited from the economies of scale as larger scale projects provided more room for us to negotiate for lower increase in labor costs with our subcontractors. Based on our recent experience, the increase in subcontracting labor cost is less than the increase in service income, thus benefits our segment gross margin. Our gross margin increased from 40.2% to 47.6% for the twelve months ended June 30, 2010. Meanwhile, there was a $133,914 or 13.0% decrease to the cost of services of our greenery maintenance work during the twelve months ended June 30, 2010, as compared to the same period ended June 30, 2009, as sales in the segment decreased.

The major cost of services of our hotel consulting business is the depreciation of hotel equipment. There was a $105,153 or19.9% increase in depreciation of hotel equipment, as we acquired $2,247,523 of new equipment, fixtures, and furniture in the twelve months ended June 30, 2010, which increased the net book value of fixed assets from $1,083,011 to $2,697,473.

Gross Profit. For the twelve months ended June 30, 2010 as compared to the twelve months ended June 30, 2009, we generated gross profit of $7,093,824 and $6,259,985, respectively, reflecting an increase of $833,839 or approximately 13.3%. Our gross profit margin (gross profit divided by revenue) increased from approximately 53.6% for the twelve months ended June 30, 2009 to approximately 54.0% for the same period ended 2010, representing a slight increase of 0.4%. This was attributed to an increase in profit margin in Greenery Construction Consulting which increased from 40.2% to 47.6%. The projects in Greenery Construction Consulting business realized economies of scale as labor cost increased at a slower rate in larger scale projects. Our gross profit margin in this business segment improved as we have been more focused in larger scale projects. The Management believes that the profit margin can maintain at this level as the Company continues to focus on large-scale greenery consulting projects from the government.

The profit margin on our Eco-friendly Property Consulting and Development business decreased from 79.8% to 74.0% due to a decrease in hotel consulting revenue. Management expects profit margins to increase as room rates and service rates may improve as the economy recovers.

General and Administrative Expenses. We incurred general and administrative expenses of $1,026,337 for the twelve months ended June 30, 2010, a decrease of $1,648,500 or 61.6%. Our general and administrative expenses decreased as our share based compensation decreased from $2,568,750 to $795,000. Our cash-based general and administrative expenses increased from $106,087 to $231,337 mainly contributed by higher legal and professional fee, rental expenses and filing fees.

Net Income. We had net income of $6,007,015 for the twelve months ended June 30, 2010 as compared to net income $3,513,092 for the twelve months ended June 30, 2009, representing an increase of $2,493,923 or approximately 71.0%. The increase in our net income was largely due to decrease of our share based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had cash and cash equivalents of $1,141,108, and incurred an accumulated net income of $6,007,015.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended
	June 30, 2010	June 30, 2009
	(Audited)	(Audited)
Net Cash from Operating Activities	$4,188,758	$1,953,075
Net Cash used in Investment Activities	(2,247,523)	(11,098
Net Cash used in in Financing Activities	(1,705,096)	(1,460,240)
Net increase in Cash and Cash Equivalents	236,139	481,737
Effect of Foreign Currency Transaction	55,512	3,235
Cash, Beginning of Period	849,457	364,485
Cash, End of Period	$1,141,108	$849,457

Comparison of the twelve months ended June 30, 2010 to the twelve months ended June 30, 2009

Net cash from operating activities was $4,188,758 for the twelve months ended June 30, 2010, compared to net cash from operations of $1,953,075 for the twelve months ended June 30, 2009. The $2,235,683 increase was primarily due to greater sales coupled with a decrease in outstanding accounts receivables. Our accounts receivables decreased by $1,138,497 in the twelve months ended June 30, 2010. However, our deposits for contract procurements increased by $90,318 for the twelve months ended June 30, 2010. Our management believes that there would be more new projects available for bidding, and thus decided to increase deposits at our contractors. The increase in cash from operating activities was offset by the $2,938,084 increase in deposits paid for investment negotiation. We deposited $3,963,761 for new investment negotiations, which includes $1,343,798, $901,978, $522,261, $293,746, and $901,978 to Shanghai Huaxun Holding Limited, Kang Zu Yuan Hotel,Jiansu Dong’an Hotel, Xinmin Hotel, and Carnival City Club Hotel respectively. These deposits will be returned to us in the earlier of our request or at the end of the three month period, regardless of the negotiation results, unless our management extends the negotiation period. If the hotel fails to perform as stated in the Investment Negotiation Memorandum, they will be subjected to a penalty, equal to 20% of the deposit, and pay interest at the prime interest rate. Depending on the progress of the negotiations and our liquidity condition, the Company may increase or withdraw the deposits for hotel investment negotiation. Meanwhile, we have attempted to negotiate with Chang An Di Ying Hotel and Jin Ye Hotel but have later recalled $732,626 of deposits from Chang An Di Ying Hotel and Jin Ye Hotel, as our management decided to terminate the negotiations after thorough analysis of the risks and profitability associated with these projects.

Our outstanding accounts receivable related to greenery construction projects at June 30, 2010 was $3,645,067. The balance was mainly contributed by Zhejiang Hongxin Garden Arts Co. Limited for two greenery construction projects of an integrated sports playground and Dongguan Garden Project Co. for greenery projects at a river bank greenery site and a plaza park. The balances are $882,542, $957,992, $997,277 and $782,248, respectively. Both amounts were fully paid within 90 days after the completion of the projects.

Our outstanding accounts receivable related to Greenery Maintenance projects as at June 30, 2010 was $132,186 for a roadside maintanence project from Dongguan Xinyue’an Garden Co. Limited. The receivable was paid in full on September 30, 2010.

All the government contractors have paid us within terms and we do not have any records of bad debt since our incorporation. Therefore, we do not see there is any necessity to introduce the provision of bad debt to our account. In addition, we have regularly conducted reviews on our account receivable along with our outstanding projects, and any overdue payments from our clients would be acknowledged to our company immediately. Since all the clients are bounded with contracts legally, the legal procedures would be enforced eventually in case of any amount overdue being discovered during the regular review. Moreover, we can at any time impose an inspection of our clients’ books and records. In light of the potential detrimental affects non-payment would have on our clients, we are confident that our clients will continue to pay us on time and in accordance with the terms of our contracts.

Our outstanding accounts receivable related to hotel consulting as of June 30, 2010 was $121,227. This is the total amount that we are entitled to receive from the hotels as stated in the revenue-sharing consulting agreements. The amount is outstanding as both hotels are required to pay us within 15 days after the end of every month. Both hotels have paid us within the terms and on time since inception of both consulting agreements. Therefore, we do not believe it is necessary to introduce any provision of bad debt for these accounts. We also possess the rights to perform inspection on their sites and books of records. We can also remove the equipments and fixtures on their sites that are owned by us if we identify any adverse changes to the hotel owners’ ability and willingness to comply with the contract terms. At the moment, we are confident that the hotel owners will continue to pay us within the terms and on time.

Net cash used in investment activities was $2,247,523 for the twelve months ended June 30, 2010, as compared to net cash used in investment activities of $11,098 for the twelve months ended June 30, 2009, representing an increase of $2,236,425, or 20,052%. The net cash used in investing activities increased primarily because we increased our purchase of plant and equipment for our ECHOO hotel projects. Management and consultants conducted a review of each hotel’s site conditions and individual requirements, in early 2010. As part of the review, visits to competing locations were conducted to assist in establishing benchmarks for our ECHOO hotels. As a result of the review, management determined that the hotels' entertainment and room facilities should be replaced or at least upgraded in order to remain competitive. Thus, we invested $1,186,815 into new television sets, sofas, beds, more efficient water systems, and air-conditioning systems. We have also spent $1,060,708 for the renovations of Yu Zu Tang Hotel. The hotel has begun to contribute to our revenues in July 2010. Our company possesses full ownership over all of these assets and we can remove them from the hotels at our discretion at any time.

Net cash used in financing activities amounted to $1,705,096 for the twelve months ended June 30, 2010, compared to net cash used in financing activities of $1,460,240 for the twelve months June 30, 2009. The increase of net cash from financing activities was primarily due to a $742,856 increase in dividends paid for the twelve months ended June 30, 2010 compared to the same period in 2009.

Subsequent to June 30, 2010, we have collected a total amount of $1,961,257 from our accounts receivable due as of June 30, 2010. The following is a breakdown of the accounts receivable that we have collected for amounts outstanding as of June 30, 2010:

Counterparty	Amount Collected	Date Amount Collected
Greenery Construction Consulting
Zhejiang Hongxin Garden Arts Co., Ltd.	$882,542	July 13, 2010
Zhejiang Hongxin Garden Arts Co., Ltd.	$957,992	July 23, 2010

Greenery Maintenance Consulting
Dongguan Xinye’an Garden Co. Ltd.	$132,186	September 30, 2010

Hotel Management
Carnival City Hotel	$120.728	July 15, 2010

Critical Accounting Policies and Estimates

Revenue Recognition

Greenery construction revenue

The Company accepts contracts on a fixed price basis. Revenue from fixed price construction contracts are recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total costs to be incurred for each contract. Revenue from unit price contracts and service agreements are recognized as services are performed.

Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and equipment maintenance. General and administrative costs are charged to expense as incurred.

Greenery maintenance revenue

The Company accepts contracts on a fixed price basis. Revenue are recognized on fixed price greenery maintenance contracts in straight-line basis over the contracted period except in those circumstances in which sufficient historical evidence indicated that the costs of performing services under the contract are incurred on other than a straight-line basis.

Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and equipment maintenance. General and administrative costs are charged to expense as incurred.

Hotel management revenue

The Company accepts contracts on a service agreement basis. Revenue from service agreements are billed monthly based on a certain percent of gross revenue generated by operating activity of the client.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts.  The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility.  An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience.  An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

Plant and Equipment

Plant and equipment, other than construction in progress, is stated at cost less depreciation and amortization and accumulated impairment loss.

Plant and equipment is carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.  Estimated useful lives of the plant and equipment are as follows:

Furniture, fixtures & equipment	5 years useful life

The costs and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.  The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Our management considers that we have no residual value for plant and equipment.

Cost of revenue

Regarding the design and consulting services to the hotel facilities, the respective cost of revenue includes the consulting expenses in professional staff involved and the design and consulting fee with other third-party experts, and also the depreciation expenses on those fixtures and movable assets being placed with the hotel by the Company.

Regarding the trading of seeding and provision of greenery engineering projects, the respective cost of revenue consists primarily of material costs, labor cost, subcontracting expenses, and related expenses, which are directly attributable to the greenery construction projects.

Income Taxes

The Group adopts ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

Recently Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009.  The amendment removed the requirement to disclose the date through which subsequent events have been evaluated.  This pronouncement became effective immediately upon issuance and is to be applied prospectively.  The adoption of this pronouncement did not have a material impact on Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which is related to disclosure only, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Company’s consolidated financial statements.

In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on the Company’s consolidated financial statements.

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

Inflation and Seasonality

Inflation and seasonality did not significantly impact our operations during the last two fiscal years.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date hereof, we do not have any off-balance sheet debt, nor do we have any transactions, arrangements or relationships with any special purpose entities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA GREEN, INC.
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US dollars)

CHINA GREEN, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of China Green, Inc.

We have audited the accompanying consolidated balance sheets of China Green, Inc. (the “Company”) and its subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended June 30, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards generally accepted in the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the year ended June 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/Parker Randall CF (H.K.) CPA Limited

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
September 28, 2010

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US dollars)

		Year ended	Year ended
	Note	June 30, 2010	June 30, 2009

Service income	10	$13,130,112	$11,676,141

Cost of services	10	(6,036,288)	(5,416,156)

Gross profit	10	7,093,824	6,259,985

General and administrative expenses (including share-based compensation)	11	(1,026,337)	(2,674,837)

Income before taxation		6,067,487	3,585,148

Income tax	13	(60,472)	(72,056)

Net income		6,007,015	3,513,092

Other comprehensive income
- Foreign currency translation adjustments		55,512	46,766

Total comprehensive income		$6,062,527	$3,559,858

Net income per share – basic and diluted		$0.96	$0.67

Weighted average number of share outstanding during the year – basic and diluted		$6,266,729	$5,227,500

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009
(Stated in US dollars)

		As of	As of
	Note	June 30, 2010	June 30, 2009

ASSETS
Current assets
Cash and cash equivalents	3	$1,141,108	$849,457
Accounts receivables	4	3,898,480	5,036,977
Deposit paid for labor services		2,228,619	903,882
Deposit paid for contract procurements	5	2,629,028	2,538,710
Deposit paid for hotel investment negotiation	6	3,963,761	1,025,677
Rental deposit		35,244	-

Total current assets		13,896,240	10,354,703

Plant and equipment, net	7	2,697,473	1,083,011

Total non-current assets		2,697,473	1,083,011

TOTAL ASSETS		$16,593,713	$11,437,714

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Amount due to a director	8	-	64,499
Amount due to a shareholder	8	-	23,899
Accrued expenses		41,484	10,411
Accrued share-based compensation		-	2,568,750
Tax payable		133,196	72,303

TOTAL LIABILITIES		174,680	2,739,862

CONTINGENCIS AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value, 100,000,000 share shares authorized, none issued and outstanding)		-	-
Common stock ($0.00001 par value, 500,000,000 shares; shares authorized, 6,514,750 shares issued and outstanding)	9	65	53
Additional paid-in capital	9	3,861,790	52
Accumulated comprehensive income		892,072	836,560
Retained earnings		11,665,106	7,861,187

TOTAL STOCKHOLDERS’ EQUITY		16,419,033	8,697,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$16,593,713	$11,437,714

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US dollars)
	Year ended	Year ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net income	$6,007,015	$3,513,092
Depreciation	633,062	527,909
Share-based compensation	795,000	2,568,750
Decrease/ (increase) in accounts receivables	1,138,497	(737,263)
Increase in deposit paid for labor service	(1,324,737)	(825,926)
Increase in deposit paid for contract procurements	(90,318)	(2,534,229)
Increase in deposit paid for hotel investment negotiation	(2,938,084)	(730,120)
Increase in rental deposits	(35,245)	-
Increase in accrued expenses	31,073	10,411
Increase in tax payable	60,893	72,303
(Decrease)/ increase in amount due to a shareholder	(23,899)	23,870
(Decrease)/ increase in amount due to a director	(64,499)	64,278

Net cash from operating activities	$4,188,758	$1,953,075

Cash flows from investment activities
Purchase of plant and equipment	(2,247,523)	(11,098)

Net cash used in investment activities	$(2,247,523)	$(11,098)

Cash flows from financing activities
Proceeds from issuance of common stock	498,000	-
Dividend paid	(2,203,096)	(1,460,240)

Net cash used in financing activities	$(1,705,096)	(1,460,240)

Net increase in cash and cash equivalents	$236,139	$481,737
Effect of foreign currency translation on cash and
cash equivalents	55,512	3,235
Cash and cash equivalents - beginning of year	849,457	364,485

Cash and cash equivalents - end of year	$1,141,108	$849,457

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2010 AND 2009
(Stated in US dollars)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive	Retained
	Shares	Amount	amount	income	earnings	Total

Balance, July 1, 2008	$5,227,500	$53	$52	$789,794	$5,813,348	$6,603,247
Net income	-	-	-	-	3,513,092	3,513,092
Foreign currency translation adjustment	-	-	-	$46,766	-	46,766
Dividend paid	-	-	-	-	(1,465,253)	(1,465,253)

Balance, June 30, 2009	$5,227,500	$53	$52	$836,560	$7,861,187	$8,697,852

Stock issued for private placement	$166,000	$1	$497,999	$-	$-	$498,000
Stock issued for compensation	1,121,250	11	3,363,739	-	-	3,363,750
Net income	-	-	-	-	6,007,015	6,007,015
Foreign currency translation adjustment	-	-	-	55,512	-	55,512
Dividend declared and paid	-	-	-	-	(2,203,096)	(2,203,096)

Balance, June 30, 2010	$6,514,750	$65	$3,861,790	$892,072	$11,665,106	$16,419,033

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009
(Stated in US dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green, Inc. consists of China Green, Inc. (the “China Green” or the “Company”), Glorious Pie Limited (the “Glorious Pie”) and Earn Bright Development Limited (the “Earn Bright”) (Collectively named as the “Group”).  China Green, Inc. was incorporated in the State of Delaware on July 11, 2008. Glorious Pie Limited was incorporated in the British Virgin Islands on 12 June, 2006, under the International Business Companies Act, British Virgin Islands.  Earn Bright Development Limited, a wholly owned subsidiary of Glorious Pie, was incorporated in Hong Kong on December 17, 2008.

In connection with private placement of the Company completed in July 2009, the Company issued 166,000 shares of our common stock to 296 Investors at $3.00 per share for an aggregate purchase price of $498,000.

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

On March 10, 2010, the Board of Directors of the Company adopted resolutions approving a Reverse Stock Split on the basis of one share for every two outstanding shares. The number of shares of the Company’s common stock issued and outstanding had been reduced from 10,455,000 to 5,227,500.

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

The consolidated financial statements for the Company for the year ended June 30, 2010 and 2009, includes the financial statements of China Green, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Inter-company transactions and balances are eliminated in consolidation.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

As of June 30, 2010, the particulars of the subsidiaries are as follows:

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

c)     Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of June 30, 2010 and 2009, there were cash and cash equivalents of $1,141,108 and $849,457 respectively.

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

e)  Accounting for the Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At June 30, 2010, the Group did not recognize any impairment loss.

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

Furniture, fixtures and equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.  The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Management considers that we have no residual value for plant and equipment.

g)  Fair value of Financial Instruments

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivables, other receivables and prepayments, accounts payables, and other accrued liabilities their fair values due to the short-term maturity of such instruments.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Hong Kong dollar and Renminbi (RMB). Management has adopted ASC 740 Foreign Currency Translation Matters.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiaries is the RMB and Hong Kong dollar respectively. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 740 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

	2010	2009
Fiscal year end RMB : US$ exchange rate	6.809	6.825
Average year RMB : US$ exchange rate	6.837	6.848

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

i)  Revenue Recognition

Greenery construction revenue

The Group accepts contracts on a fixed price basis. Revenue from fixed price construction contracts are recognized on the percentage-of-completion method measured by the ratio of costs incurred to date to the estimated total cost s to be incurred for each contract. Revenue from unit price contracts and service agreements are recognized as services are performed.

Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and equipment maintenance. General and administrative costs are charged to expense as incurred.

Greenery maintenance revenue

The Group accepts contracts on a fixed price basis. Revenue are recognized on fixed price greenery maintenance contracts in straight-line basis over the contracted period except in those circumstances in which sufficient historical evidence indicated that the costs of performing services under the contract are incurred on other than a straight-line basis.

Contract costs include all direct material, direct labor, subcontractor costs and other indirect costs related to contract performance, such as supplies, tools and equipment maintenance. General and administrative costs are charged to expense as incurred.

Hotel management revenue

The Group accepts contracts on service agreement basis. Revenue from service agreements are billed monthly based on certain percent of gross revenue generated by operating activity of the client.”

j)  Cost of revenue

Greenery construction and maintenance

Regarding the trading of seeding and provision of greenery construction and greenery maintenance projects, the respective cost of revenue consists primarily of material costs, labor cost, subcontracting expenses, and related expenses, which are directly attributable to the greenery construction projects.

Hotel management

Regarding the design and consultancy services to the hotel facilities, the respective cost of revenue includes the consultancy expenses in professional staff involved and the design and consultancy fee with other third-party experts, and also the depreciation expenses on those fixtures and movable assets being placed with the hotel by the Group.

k)  Income Taxes

The Group adopts ASC Topic 740, “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

l)  Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

m)  Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

n)   Segment reporting

ASC 280, "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

During the years ended June 30, 2009 and 2008, the Company is organized into three main business segments: greenery construction consultancy, greenery maintenance and hotel management.

Greenery consulting services generally include landscape planning and design, concept applications, selection and provision of seedling, performance targeting and benchmarking, plantation management and quality control. Based on our assessment of a potential project’s sophistication, we would either directly implement our project plans or outsource services to selected subcontractors.

Greenery maintenance consulting services includes maintaining environment condition of the projects which has been completed by us in the past.

Hotel management services include applying eco-engineering concepts to renovate the Carnival City Hotel and the Health City Hotel located in Dongguan into eco-friendly hotels. The Group’s consultancy plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation.

The detail disclosure on segment information is set out in note 10 in the financial statement.

o)  Earnings per share

The Group computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2010 and 2009, the Group had no common stock equivalents that could potentially dilute future earnings per share.

p) Share base compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Group accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the good or services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:
	As of	As of
	June 30, 2010	June 30, 2009

Cash at bank	$1,002,875	$458,729
Cash on hand	138,233	390,728
	$1,141,108	$849,457

4.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:
	As of	As of
	June 30, 2010	June 30,2009

Hotel facilities	$121,227	$522,113
Greenery construction projects	3,645,067	3,909,385
Greenery maintenance projects	132,186	605,479
	$3,898,480	$5,036,977

At the balance sheet date, most of the accounts receivables were related to greenery construction projects and their credit year is usually ranged from 90 days to 180 days.

5.	DEPOSIT PAID FOR CONTRACT PROCUREMENTS

Main contractors require the Company to put escrow money during negotiation of contract. Once the contract is successfully bided, the escrow money will be kept by the contractors until the contract has been completed. If the bid is fail, the escrow money will be refunded immediately.

6.	DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder as at June 30, 2010 and 2009 which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
Deposit for hotel investment negotiation	June 30, 2010	June 30, 2009

Dongguan City, Changan Town,	$293,746	$293,051
Xin Min Administration Region, Jianan Road Section

Chang An Di Ying Hotel	-	293,051
Zhenan Road and Xiabian Road Section,
Changan Town, Dongguan City

Jin Ye Hotel	-	439,575
Section No. 422, Huan Shi Dong Road,
Guangzhou City,

Shanghai Huaxun Holding Limited	1,343,798	-
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

Kang Zu Yuen	901,978	-
Section No. 269, Zhen An Zhong Road,
Changan Town, Dongguan City

Jiansu Dong'an Hotel	522,261	-
Jiansu Dong'an Technopark

Carnival City Club Hotel	901,978	-
No. 358, Sha Tau Management Zone ,
Chengan, Dongguan

	$3,963,761	$1,025,677

7.	PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	As of	As of
	June 30, 2010	June 30, 2009
At cost
Plant and equipment	$2,648,609	$2,624,306
Acquisition for the year	2,247,523	11,136
Exchange difference	6,330	13,167
	4,902,462	2,648,609
Aggregated depreciation
Beginning for the year	1,565,598	1,030,705
Charge for the year	633,062	527,909
Exchange difference	6,329	6,984
	2,204,989	1,565,598

Net book value	$2,697,473	$1,083,011

All of them depreciation charge were included in the cost of service. Management considers that there are no residual value for plant and equipment.

8.	AMOUNT DUE TO A DIRECTOR / SHAREHOLDER

The amounts represent unsecured, interest free and have no fixed repayment terms.

9.	COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The number of shares of common stock outstanding at June 30, 2010 is as follows:

	Common Stock		Additional paid-in
	Number	Amount($)	capital($)	Total($)

As of date of Inception 1	50,000	$0.5	$0.5	$1
Private placement on August 2009 2	166,000	1.5	497,998.5	498,000
Share issued for compensation on August 2009 3	856,250	8.5	2,568,741.5	2,568,750
Share issued for takeover a subsidiary 4	5,177,500	52.0	52.0	104
Share issued for compensation on for the three months ended March 31, 2010 5	265,000	2.5	794,997.5	795,000
As of June 30, 2010 6	6,514,750	$65.0	$3,861,790	$3,861,855

1 On July 17, 2008, China Green, Inc. issued 50,000 shares of common stock to Mr. Wa Kei Anthony Wong, former president and director, at par value USD0.00001 as the founder shares as compensation for the services that he rendered in connection with the Company’s incorporation.

2 In connection with the Company’s private placement completed in July 2009, the Company issued 166,000 shares of its common stock to 296 investors at USD$3.00 per share for an aggregate purchase price of USD$498,000.

3 On August 12, 2009, the Company has issued 127,083 shares of share-based compensation at par value USD0.00001 to its director as compensation for services that he rendered. Furthermore, the Company also issued 729,167 shares of non-employee stock based compensation at par value USD0.00001 to third parties as compensation for their consulting services rendered. The total number of 856,250 shares had been compensated.

4 On August 12, 2009, China Green, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 5,177,500 common shares to the Glorious Pie Limited Shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

5 For the three months ended March 31, 2010, the Company has newly issued total 265,000 shares of comment stock at par value as compensation for non-employees which is set out in note 14.

6 The Company effectuated a 2:1 reverse stock split during the quarter ended March 31, 2010. The Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding. All statements are reversely stated in accordance with SAB Topic 4C.

As of June 30, 2010, the Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding.

10.	BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction and maintenance projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to ASC 250, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Year ended	Year ended	Year ended	Year ended
	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010

Revenue from external customers	$8,462,468	$1,944,907	$2,722,737	$13,130,112

Cost of sales	$(4,432,212)	(894,955)	$(709,121)	$(6,036,288)

Gross profit	$4,030,256	$1,049,952	$2,013,616	$7,093,824

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Year ended	Year ended	Year ended	Year ended
	Jun 30, 2009	Jun 30, 2009	Jun 30, 2009	Jun 30, 2009

Revenue from external customers	$6,355,401	$2,413,630	$2,907,110	$11,676,141

Cost of sales	(3,800,968)	$(1,028,869)	(586,319)	(5,416,156)

Gross profit	$2,554,433	$1,384,761	$2,320,791	$6,259,985

Segment current liability	$-	$-	$-	$-

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010

Segment non - current assets	$-	$-	$2,697,473	$2,697,473

Segment current assets
(excluding cash and cash equivalents and rental deposit)	$8,502,714	$132,186	$4,084,988	$12,719,888

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	Jun 30, 2009	Jun 30, 2009	Jun 30, 2009	Jun 30, 2009

Segment non - current assets	$-	$-	$1,083,011	$1,083,011

Segment current assets
(excluding cash and cash equivalents and rental deposit)	$6,825,404	$1,132,052	$1,547,790	$9,505,246

Segment current liability	$-	$-	$-	$-

11.	GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are summarized as follows:

	As of	As of
	June 30, 2010	June 30, 2009

General and administrative expenses, excluded share – based compensation	$231,337	$106,087
Share –based compensation	795,000	2,568,750

	$1,026,337	$2,674,837

1 Fair value of compensation to top executive was comprised as follows:
	Year ended	Year ended
	Jun 30, 2010	Jun 30, 2009

Mr. Wong Wa Kei (note 12)	$-	$381,249

2This excludes the fair value of services rendered by Mr. Tai as follows:
	Year ended	Year ended
	Jun 30, 2010	Jun 30, 2009

Mr. Tai Chi Yip, the director of Glorious Pie Limited	$46,721	$50,000

Mr. Tai possesses no rights to reclaim the difference between the fair value estimate of $50,000 and the contracted salary of $3,288 and $1during the year ended June 30, 2010 and 2009 respectively at any time in the future.

12.	SHARE BASED COMPENSATION

Common stock issued for compensation:

During the year ended June 30, 2010 and 2009, the Company had entered into various share-based compensation agreements for services received relating to management and consultancy services and as compensation to the Company’s director and consultants. The fair value of provision for share-based compensation as follows:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Richard I. Anslow, Gregg E. Jaclin, Eric M. Stein and Zhuoyao Hui	$120,000	$-
Ample Crest Holding Limited	675,000	-
Wa Kei Anthony Wong	-	381,249
Pak Fai Philip Wong, Man Kit Brian Leung, Ka Hing Aurona Wong and Ying Hung Bernadette Wong	-	2,187,501

	$795,000	$2,568,750

Common stock issued for non-employee:

During the fiscal year ended June 30, 2010, the Company had entered into various stock-based compensation agreements for services received relating to legal and corporate consultancy services and as compensation to the Company’s consultants. The fair value of total share-based compensation paid during the year ended June 30, 2010 was $795,000. Details as follows:

On February 26, 2010, 21,000, 14,000, 4,000 and 1,000 shares of common stock were issued to Richard I. Anslow, Gregg E. Jaclin, Eric M. Stein and Zhuoyao Hui, at par value $0.00001 per share, as compensation regarding to rendering of legal service during the period, valued at fair market value $3.00 per share on the dates of grant. The stocks were measured at the fair market value $3.00 on the date of granted based upon the offering price of the Company’s common stock in the Regulation S offering completed in August 2009. The aggregate fair value of the 40,000 shares of common stock granted was $120,000.

On March 3, 2010, 225,000 shares of common stock were issued to Ample Crest Holding Limited, at par value $0.00001 per share, as compensation regarding to rendering of consulting service during the period, valued at fair market value $3.00 per share on the dates of grant. The stocks were measured at the fair market value $3.00 on the date of granted, based on the date of valid transaction price per share which the transaction date is closest to the date of compensated share issued. It was pursuant to the price per unit sold marked in the Share Stock Purchase Agreement date August 13, 2009. The aggregate fair value of the 225,000 shares of common stock granted was $675,000.

Share-based compensation during the year was classified as following:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Stock compensation for employee	$-	$381,249
Stock based compensation for non-employee	795,000	2,187,501

	$795,000	$2,568,750

13.	TAXATION

Income/ (loss) before tax consisted of the following:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

United States (a)	$(948,599)	$(2,593,031)
PRC (b)	7,017,597	6,178,179
Hong Kong (c)	(1,511)	-
BVI (d)	-	-
	$6,067,487	$3,585,148

Component subjected to tax expense (benefit) consisted of the following:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

United States	$-	$-
PRC (b) (i)	$1,081,616	$1,250,719
Hong Kong	-	-
BVI	-	-
	$1,081,616	$1,250,719

Tax expense consisted of the following:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

United States	$-	$-
PRC (b) (iv)	60,472	72,056
Hong Kong	-	-
BVI	-	-
	$60,472	$72,056

a.	United States Tax

The Company has a net operating loss carry forward at June 30, 2010 for tax purposes totaling $3,541,629, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of	As of
	June 30, 2010	June 30, 2009

Gross deferred tax assets:
Net operating loss carry forwards	$1,204,154	$881,630

Total deferred tax assets	1,204,154	881,630
Less: valuation allowance	(1,204,154)	(881,630)

Net deferred tax asset recorded	$-	$-

The valuation allowance at June 30, 2009 was $881,630. The net change in valuation allowance during the year ended June 30, 2010, was an increase of $322,524.   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2010.

The actual tax benefit differs from the expected tax benefit for the years ended June 30, 2010 and 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Expected tax expense (benefit) – Federal	$(1,204,154)	$(881,630)
Change in valuation allowance	1,204,154	881,630

Actual tax expense (benefit)	$-	$-

b.	PRC Tax

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. However, there will be a transition year for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises 25% may continue to enjoy the lower rate and will transit into the new rate over a five year beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

The tax exemption was terminated on January 2, 2009. The estimated tax savings for the six months ended December 31, 2008 amounted to $107,108. If the income tax had been applied, the basic and diluted earnings per share would have been decreased by $Nil and $0.02 per share for the year ended June 30, 2010 and 2009 respectively.

Under the new EIT Law, the withholding tax mechanism for non-resident enterprises was retained from the previous separate income tax laws. It was stated that EIT payable by non-resident enterprises on its PRC-sourced income should be withheld at source and the payer shall be the withholding agent. The withholding agent shall withhold the tax from the amount paid or payable at the time the amount is paid or becomes due. As a general business practice for non-resident enterprises that generate PRC-sourced income, Glorious Pie Limited has received its revenues from its clients (which include government landscaping contractors and hotel operators) on a net of withholding tax basis.

  (i) The components subjected to tax expense (benefit) consisted of the following:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Business Tax (b) (ii)	$762,091	$774,733
Enterprises Income Tax (b) (ii)	319,525	475,986

	$1,081,616	$1,250,719

(ii) Calculation for component subjected to Business Tax and Enterprises Income Tax consisted of followings:

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Turnover for the year	$13,130,112	$11,676,141
Less: Net of withholding turnover by greenery projects 1,2	(10,407,375)	(8,769,031)
Net of withholding turnover by hotel consulting 1,3	(1,960,646)	(2,132,377)

Turnover subject to provision for Business Tax 3	762,091	774,733
Less: Costs and expenses4	(442,566)	(298,747)

Income subject to provision for Enterprises Income Tax	$319,525	$475,986

	Year ended	Year ended
	June 30, 2010	June 30, 2009

Business Tax at 5% of (b) (ii)	$38,105	$38,737
Enterprises Income Tax at 7% of (b) (iii)	22,367	33,319

Income tax expense	$60,472	$72,056

1Under PRC Tax Law, when a non-resident enterprises, that doesn’t have any establishment or place of business in the PRC, EIT payable by a non-resident enterprise on the income sourced from China  shall be withheld at source, and the payer shall be withholding agent. The withholding agent shall withhold the tax from the amount paid or payable at the time the amount is paid or becomes due.

2 For period ended June 30, 2010, Glorious Pie Limited has assigned the whole set of methodology and the know-how on the co-ordination and supervision of the progress and milestone of greenery project management with direct contact of those subcontractors (‘Intellectual Property’) to its Hong Kong subsidiary, Earn Bright Development Limited, which has licensed this set of Intellectual Property to the same group of clients of Glorious Pie Limited in PRC as Glorious Pie Limited be the agent of Earn Bright..  Such business activities has resulted in the licensing for use of intellectual property in China and any income derived from the use of such intellectual property licensing in China is deemed to be a ‘royalty’ in nature and such passive income sourced from China would be subject to PRC EIT being withheld at source by PRC payor. Under above circumstance, all revenue generated from greenery projects were net of tax revenue as its customers withhold all PRC tax liability derived by a Company’s revenue and profit from each project, including Business Tax and EIT, which resulted Company was not necessary to bear tax obligation.

3 Referring to previous paragraph, Glorious Pie Limited was deemed a non-resident enterprises and its’ customers were deemed a payer and further identified as tax withholding agent as well for any kind of income being sourced from China. The original hotel consulting agreement by itself does not give rise to any PRC taxable income for the period ended June 30, 2009.

However, since certain assets originated from the performance of hotel consultancy work of Glorious Pie Limited were transferred from Glorious Pie Limited to Earn Bright Development Limited over the reporting period to facilitate the management’s intention to seek for external funding in Hong Kong. Earn Bright Development Limited was entitled to certain percentages of revenues generated by Glorious Pie Limited through its hotel consultancy operations over the corresponding periods.  Coupled with the transfer of such assets to Earn Bright Development Limited as described above, there is a new contract executed between the hotel and Earn Bright Development Limited to allow Earn Bright to receive certain amount of investment return on the placement of such asset with the hotel as being retained therein.  Such activity is deemed to have Earn Bright derives ‘income sourced from China’ which is of a investment return in nature and being passive income.  Therefore, Earn Bright Development Limited receives net of withholding tax revenues from the hotel operators via Glorious Pie Limited, the lack of direct contractual relationship between Earn Bright Development Limited and the hotel operators may lead to the view by PRC tax authorities that Earn Bright Development Limited may directly subject to PRC taxes on its PRC-sourced income since March 8, 2009. For the sake of prudence, we determined that it was necessary to include tax provisions for Earn Bright Development Limited’s PRC-sourced income. As all businesses in Earn Bright Development Limited operate under the Closer Economic Partnership Arrangement (CEPA) between the PRC and Hong Kong, its PRC-sourced income was subject to a 5% Business Tax and a 7% Enterprises Income Tax.

Therefore, the withholding tax amount of turnover from hotel consulting amount was difference between PRC-source income of Glorious Pie Limited and Earn Bright Development Limited.

4Costs and expenses include depreciation, repair and maintenance, legal and professional costs, and miscellaneous.

(iii) Income Tax Expense and provision for tax liability stated in balance sheet for the year at the statutory tax rate of applicable under PRC tax jurisdiction

	As of	As of
	March 31, 2010	June 30, 2009

Tax at the statutory tax rate of applicable in jurisdictions:
jurisdictions:
- Business Tax	$38,105	$38,737
- Enterprises Income Tax	22,367	33,319
	60,472	72,056
Balance brought forward	72,303	-
Foreign exchange translation	421	247

Tax payable	$133,196	$72,303

c.	Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the year ended June 30, 2010 and 2009.

d.	BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the years presented.

A reconciliation of the statutory U.S. federal tax rate and effective tax rate is as follows:

	Year ended		Year ended
	June 30, 2010		June 30, 2009

Tax expense at statutory rate - US	34.00%		34.00%
Earning in jurisdictions taxed at rate different from statutory rate in US	(22.00%	)	(22.00%
Income withheld under PRC Tax jurisdiction	(19.79%	)	(10.84%
Effective tax rate	2.22%		1.16%

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the year ended June 30, 2010 and June 30, 2009.

14.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 1 year with fixed monthly rentals, expiring on March 31, 2011, and generally did not contain significant renewal options. Total rent expenses for the years ended December 31, 2010 and 2009 was $28,033 and $Nil, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ended June 30, 2010	$84,100

(b)      Contingencies

There are no foreseeable contingencies for the year ended June 30, 2010.

15.	SIGNIFICANT CONCENTRATIONS

Customers’ concentrations

The Group’s revenue derived from major customers for the years ended June 30, 2010 and 2009 are as follows:

	Year ended June 30, 2010
		Percentage of
	Revenue	total revenue

Fujian Tingli Construction Group Co., Ltd.	$3,233,962	25%
Dongguan Garden Project Co.	2,589,199	20%
Zhejiang Hongxin Garden Arts Co., Ltd.	1,841,000	14%
Henam District Huanghe River Garden Greenery Engineering Co. Ltd	1,609,300	12%
Dongguan Carnival City Hotel	1,406,741	11%
	$10,680,202	82%

	Year ended June 30, 2009
		Percentage of
	Revenue	total revenue

Mu Dan Jiang City Civil Engineering Construction Co. Limited	$3,624,140	31%
Henam District Huanghe River Garden Greenery Engineering Co. Ltd	1,931,576	17%
Dongguan Carnival City Hotel	1,665,831	14%
Dongguan City Xin Yue An Garden Greenery Co. Limited	1,336,778	11%
Health City Hotel, formerly known as “Kang Chang Amusement Centre”	1,241,207	11%
	$9,799,532	84%

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

In October 2009, the FASB issued EITF 08-1, “Revenue Arrangements with Multiple Deliverables”, which is also known as Accounting Standards Update (ASU) No.  2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Group is currently evaluating the impact this update will have on the Group’s consolidated financial statements.

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

 17.          COMPARATIVE FIGURES

Certain comparative figures of last year have been reclassified to conform to the presentation of current year.

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

ITEM 9A (T).  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of June 30, 2010 it had material weaknesses in its internal control procedures.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As of October 12, 2010, we have concluded that our internal control over financial reporting was ineffective as of June 30, 2010.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management has been actively engaged in the planning for, and implementation of, remediation measures to address our control deficits and to enhance our overall financial control environment. This is necessary for us to maintain a strong control environment, high ethical standards, and financial reporting integrity. These values have to be communicated to and reinforced with every employee and to external stakeholders during the implementation of our remediation plan.

Our employees play an important role in the implementation of the plan. Personnel changes in accounting and financial reporting functions have to be carried out. Remedial actions will also be taken with respect to certain employees – including terminations, reassignments, reprimands, increased supervision, training, and imposition of financial penalties in the form of compensation adjustments. We will, from time to time, evaluate and work to improve our internal control over financial reporting, and may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

We have appointed Members of Audit Committee which have responsibility to direct management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Other than the above, we have also appointed a new Financial Controller with sufficient knowledge and experience in the application of US GAAP, making it directly responsible for all accounting and financial reporting functions.

We will continue to establish or modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries and the appropriate documentation, review, and approval of those entries. The measures that we are going to take are as follows:

-
Centralization of the development, oversight, and monitoring of accounting policies and standardized processes in all critical accounting areas, including areas involving management judgment and discretion

-	Implementation and clarification of the specific accounting and finance policies
-
Improving the processes and procedures around the completion and review of quarterly management representation letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results

-
Enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of the standardized procedures

At the same time, the management’s role is equally important, especially in relation to matters concerning internal control of the company. Internal controls are the responsibility of every manager. Managers are accountable in many areas of the operation of the company, including administrative and financial areas. Their work include (without limitation):

-	Design and use of controls that provide ‘reasonable assurance’ that programs are being accomplished as intended
-	Continuation of assessments to ensure controls are in place and operating as intended
-	Identification of risks to program accomplishments, compliance with laws and regulations, accuracy or reporting
-	Implementation of remedies to mitigate risk and measure the results of these actions
-	Conducted a thorough review of all significant or non-routine transaction for each financial period to ensure no material inaccuracies or omissions of material fact and, to the best of its knowledge.

Performance management is also an essential way through which the company can make improvement. It is necessary to define the result indicators that help assess company’s performance. They assist in determining how well the process is working compared to past performance. They can also identify positive/negative factors affecting program and administrative performance/effectiveness. Our result indicators are defined in relation to the company’s performance in the administrative and financial areas. The use of such indicators, as well as the goals we set for ourselves (which are used to tie the results indicator to the improvement of a particular product or process, and can be qualitative or quantitative), allows our company to measure our performance easily, and improvements can thus be made accordingly.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officer’s and director’s and their respective ages as of October 12, 2010 are as follows:

Name	Age	Position
Chi Yip Tai	28	President, Chief Executive Officer, Treasurer, Secretary and Director
Wei Guo Wang	59	Chief Financial Officer and Director
Pak Fai Philip Wong	47	Chairman of Board of Directors
Chiu Lam Leung	52	Director and Member of the Audit Committee
Yue Kwan Hui	64	Director
Sound Poon Cheung	50	Director and Chairman of the Audit Committee
Wang Pan Wong	27	Director and Member of the Audit Committee

Chi Yip Tai, Director, Chief Executive Officer

Mr. Tai has been the Company’s President, Chief Executive Officer, Treasurer, Secretary and a director since August 14, 2009.   Mr. Tai founded Glorious Pie on June 12, 2006 and has since served as Chief Executive Officer. He is primarily in charge of day-to-day corporate strategy, corporate planning and overall management of the Company. Currently, Mr. Tai also serves as the sole director of Earn Bright Development Limited, our Hong Kong subsidiary, and JM Enigma International Group Limited, a Hong Kong company. Currently Mr. Tai is also the legal representative of Dongguan Jidi Chemical Co. Ltd., a company organized under the laws of the People’s Republic of China.

Prior to founding Glorious Pie, Mr. Tai worked as a financial analyst for Proctor & Gamble (P&G) between 2005 and 2006, responsible for conducting in-depth study on a wide range of financial products and making recommendations to the company. Between 2002 and 2003, Mr. Tai worked as a financial analyst for HSBC, responsible for analyzing financial market date and providing investment recommendations and advice to the bank’s investment department.

Mr. Tai graduated from Hong Kong University of Science and Technology with a bachelor’s degree in Economics and Finance in 2005.

Wei Guo Wang, Chief Financial Officer and Director

Mr. Wang has over 27 years of working experience, holding senior management positions in a number of public companies in China. He was appointed as the Company’s Chief Financial Officer on June 7, 2010, bringing along significant experience in overseeing financials and operations in Chinese businesses.

Prior to joining the Company, Mr. Wang has been the managing director of Shanghai Zun Cheng Economic Development Co., Ltd. since 2004, where his responsibilities include management supervision, business strategy development and corporate advisory.   Between 1999 and 2004, Mr. Wang served as the General Manager of Shanghai Worldbest Co., Ltd., ShangHai Worldbest Economic Development Co., Ltd., and ShangHai Worldbest International Trade Co., Ltd., where he was responsible for overseeing all business functions including operations, accounting, marketing and human resources.   Between 1992 and 1999, Mr. Wang was the Deputy General Manager of Shanghai Lian Hua Fibre Corporation, where he was responsible for operations management and business development.

Mr. Wang received his B.A. from the Textile Industrial Engineering School, Tong Hua University.

There are no family relationships between Mr. Wang and any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company.

Pak Fai Philip Wong, Chairman

Mr. Wong has over 22 years of experience in business development both in China and Hong Kong and acts as managing directors of several companies.   He was appointed as Chairman of the Company on June 7, 2010, bringing along solid experience in business development to help the Company expand its operations in China.

Since 1988, Mr. Wong has been the Managing Director of the Centre Jade & Carving Co., where his responsibilities include marketing, corporate development and operations management.  Since 1989, Mr. Wong has been the Managing Director of Silver Dynamic Property Ltd., where he is responsible for strategic advisory and business development.  Since 1990, Mr. Wong has been the Managing Director of JIMEI Centre Jade & Jewelry Shop where his responsibilities include marketing, relationship management, business development and management.

In addition to the foregoing work experience, Mr. Wong has been active in numerous civil service positions for over 20 years.  Since 1989, Mr. Wong has served as the Permanent Honorary President of Jadeware Traders Industry & Commerce Association Limited.  Since 1990, Mr. Wong has served as the Honorary Adviser to the Care of Rehabilitated Offenders Association and the Hong Kong Police Football Club.  Since 1992, Mr. Wong has served as the Honorary Adviser to the Chinese Civil Servants Association.  Further, in 1995 Mr. Wong was appointed as the Vice President to the Hong Kong New Territories Commercial and Industrial General Association Limited.  Mr. Wong is a Ph.D candidate of Economics and Business Administration from Pacific States University, Los Angeles, California.

Chiu Lam Leung, Director and Member of the Audit Committee

Mr. Leung has over 23 years of experience in the legal profession and has legal qualifications in both England and Australia. He was appointed as Director and Member of the Audit Committee of the Company on June 7, 2010. Mr. Leung’s legal expertise and extensive experience in business lawsuits can help the Company identify potential audit and legal issues.

Since 1994, Mr. Leung has worked in private practice as a barrister at law. From 1986 through 1994, Mr. Leung was the Crown Counsel and Senior Crown Counsel in the Legal Department of the Hong Kong Government.  In this capacity, Mr. Leung’s responsibilities included providing legal advice to various government departments; conducting prosecutions on behalf of the Secretary for Justice in all criminal trials and representing the Secretary for Justice in criminal appeals.    Mr. Leung also serves as Legal Consultant to the Hong Kong Chinese Civil Servants’ Association.

In 1982, Mr. Leung received his Bachelor of Laws from the University of Buckingham in Hong Kong.  In addition, Mr. Leung received his Postgraduate degree in Laws and Practice from the City University in London, England.

Yue Kwan Hui, Director

Since 2000, Mr. Hui is the current Chairman of Hill and Associates, a wholly owned subsidiary of Hill and Associates. Hill and Associates is a multi-national risk management and security consultancy headquartered in Hong Kong with over 500 permanent employees operating in over 17 countries.

Mr. Hui was appointed as Director of the Company on June 7, 2010. His experience in risk management and international security will help the Company identify potential issues and threats when conducting business in China.

From 1967 through 1992, Mr. Hui served in the Royal Hong Kong Police Force and has a wide range of experience in criminal investigation, protective security, court prosecution and counter terrorist operations.   From 1986 until 1992, Mr. Hui served as a Senior Superintendent responsible for internal security matters.  In 1994, Mr. Hui entered the private sector and was a founding member of Q-Tec Investigation, a private investigation and guarding company in North America which specialized in fraud and intellectual property rights infringement investigations.  In addition, from 1994 until 1996, Mr. Hui served as President of the Toronto Cathy Lions Club and as a member of both the American Society for Industrial Security and the UK Lock Smith Association.

In 1994, Mr. Hui received his MS Security and Risk Management from the University of Leicester in the United Kingdom.  In 1974 Mr. Hui received his diploma in the Overseas Police Command Course from the Metropolitan Police in the United Kingdom.

Wang Pan Wong, Director and Member of the Audit Committee

Mr. Wang Pan Wong has 5 years of experience in property development and trading business. Mr. Wong was appointed as Director and Member of the Audit Committee on June 7, 2010, bringing along solid experience in overseeing business and accounting operations in Chinese and Hong Kong businesses. Since 2006, Mr. Wong has served as the general manager of Hung Cheong Investment Limited, a real estate development company in China.  In addition, Mr. Wong founded Asia Ace Households Limited in 2008, a trading company which imports and exports gifts and home decors to Canada, Europe and Australia, and has since served as the managing director.

Mr. Wong obtained his bachelor degree in Commerce Specialist from the University of Toronto in 2005.

Sound Poon Cheung, Director and Chairman of the Audit Committee

Mr. Cheung has over 30 years of experience in the finance and accounting. He was appointed as Director and Chairman of the Audit Committee of the Company on June 7, 2010, bringing along in-depth experience in accounting and auditing in public companies. Mr. Cheung joined Chui & Kwok & Co. (CPA) in September 1993 and is currently Senior Audit Manager of the firm. From June 1987 to August 1993 he worked as Audit Manager at Marshall S.H. Mar & Co. (CPA). From June 1979 until May 1987, he worked as Senior Auditor at Gary W.K. Yam & Co., a CPA accounting firm.

He was also an Independent Non-Executive Director & Chairman of the Audit Committee of Century Sunshine Ecological Technology Holdings Ltd., a Hong Kong listed company, between February 2004 and June 2007.

Employment Agreements

Employment Agreement Chi Yip Tai

On June 7, 2010, we entered into an employment agreement with Mr. Chi Yip Tai, our Chief Executive Officer, for an initial employment term commenced on June 7, 2010 and expiring on December 31, 2010. Such initial employment term may be automatically extended for an additional one-year period unless either the Company or Mr. Tai elects not to extend the employment term in a 30-day advance written notice.  Pursuant to the employment agreement, we agree to pay Mr. Tai, among others, (i) a base salary of $50,000 payable in equal monthly installments, (ii) an annual bonus in such amount, if any, as determined in the sole discretion of the Board up to a maximum of 100% of Mr. Tai’s base salary, and (iii) other compensations under our incentive compensation plans or programs. In addition, Mr. Tai shall also be entitled to (i) participating in our executive benefit plan, (ii) annual paid vacation of no less than three (3) weeks per calendar year, (iii) reimbursement of all reasonable and necessary business and entertainment expenses incurred in connection with the performance of his duties under the employment agreement, and (iv) an automobile allowance of $1,000 per month.

Employment Agreement with Wei Guo Wang

On June 7, 2010, Mr. Wang entered into an employment agreement with us for an initial employment term which commenced on June 7, 2010 and will expire on December 31, 2010. Such initial term may be automatically extended for an additional one-year period unless either the Company or Mr. Wang elects not to extend the employment agreement in a 30-day advance written notice.  Pursuant to the employment agreement, we agreed to pay Mr. Wang, (i) a base salary of $20,000 payable in equal monthly installments, (ii) an annual bonus in such amount, if any, as determined in the sole discretion of the Board up to a maximum of 100% of Mr. Wang’s base salary, and (iii) other compensations under our incentive compensation plans or programs. In addition, Mr. Wang shall also be entitled to (i) participating in our executive benefit plan, (ii) annual paid vacation of no less than three (3) weeks per calendar year, (iii) reimbursement of all reasonable and necessary business and entertainment expenses incurred in connection with the performance of his duties under the employment agreement, and (iv) an automobile allowance of $1,000 per month.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

The Company is not aware of any legal proceedings in which any director, nominee, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, nominee, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Director Independence

Our board of directors is currently composed of seven (7) members. Chiu Lam Leung, Yue Kwan Hui, Sound Poon Cheung, and Wang Pan Wong qualify as independent directors in accordance with the published listing requirements of the NASDAQ Capital Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as further required by NASDAQ rules, our board of directors has made an affirmative determination as to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors hold office until their successors have been elected and qualified or their earlier death, resignation or removal.

There were no transactions during the last two years, or proposed transactions, to which we were or are to be a party, in which the newly appointed officers or directors had or is to have a direct or indirect material interest, except that we issued (i) to Mr. Wei Guo Wang, our Chief Financial Officer and director a total of 6,250 shares of our common stock at $3.00 per share in our private placement closed in August 2009 in reliance upon Regulation S promulgated under Section 4 of the Securities Act of 1933, as amended., and (ii) to Mr. Pak Fai Philip Wong a total of 312,500 shares of our common stock at $3.00 per share as compensation for his business develop services.

Committees of the Board of Directors

Audit Committee

Our board of directors has a standing audit committee which carries out its responsibilities pursuant to the audit committee written charters, which are available on our website at www.chinagreeninc.com .

The Audit Committee is comprised of Sound Poon Cheung, Chiu Lan Leung and Wang Pan Wong. Each member of the Audit Committee is independent, as defined in the listing standards of The NASDAQ Stock Market, Inc.  The Audit Committee assists the board of directors in overseeing (i) our accounting and financial reporting processes and principles, (ii) our disclosure controls and procedures and internal control over financial reporting designed to promote compliance with generally accepted accounting principles and applicable laws and regulations, (iii) the preparation, presentation and integrity of our financial statements, and (iv) the administration of an audit our annual financial statements by our independent auditor in accordance with generally accepted accounting standards.  The board of directors has determined that Mr. Sound Poon Cheung qualifies as an Audit Committee Financial Expert under applicable rules of the Commission and satisfies the financial literacy and experience requirements under the applicable Nasdaq standards.

Strategic Advisory Committee

We currently have two members on the Strategic Advisory Committee Mr. Chip Tso and Mr. Chengli Hu were introduced to the Company by our chairman and were appointed to serve on the committee by our CEO. As chairman of the Strategic Advisory Committee, Mr.Tso  reports directly to the CEO of the company. The committee provides advice to the management in the areas of business development, industry trends, policy and regulatory changes and help broaden the company's exposure and contacts in the industry across the PRC. Currently the committee does not conduct scheduled meetings, as the two members maintain continuous open lines of communication. As more members are appointed to the committee, we expect quarterly meetings to be held with all committee members in the future. There are no service contracts in place with these members as of today nor are there business connections between the company and the members.

Mr. Tso Chip, age 51, is a columnist and media professional in Hong Kong. Mr. Tso writes articles for various subjects include social problems, politics, news, arts, and gender relationships. Currently, Mr. Tso is a columnist on Apple Daily, a press in Hong Kong, and hosts a night program on a local television network. He also works as a host for ATV, a television channel in Hong Kong, since October, 2007. Mr. Tso holds a bachelor degree from the United Kingdom.

Mr. Hu Chengli, age 54, graduated from Tianjin Textile Industrial College in 1979, majoring in textile automation. From 1979 to 1982, he was engaged in the research and development in the Tianjin Textile R&D Centre. From 1985 to 1992, he acted as the department chief and deputy head in the research & development department, news and information center and secretarial department of Tianjin Committee Office. From 1992 to 1999, he acted as the deputy head and head of the Liaison Office of The Central People’s Government in the Hong Kong Special Administrative Region (formerly known as Xinhua News Agency, Hong Kong Branch). From 1999 to 2002, he acted as the chief of Second Administrative Division of Tianjin Committee Office. In 1985, he completed professional course in business management in Tianjin Administration College and completed a postgraduate course of theory in set-up of the party at School of Tianjin Committee of the Communist Party in 2001. He obtained a master degree in business administration from the National University of South Australia in 2003. From July 2006 until May 2009, Mr. Hu was an Executive Director of Tianjin Development Holdings Limited. Mr. Hu has solid experience in administration and management for over 20 years.

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

Item 11. Executive Compensation

On June 7, 2010, the Board approved the adoption of the independent director oversight of Executive Officer compensation.  Pursuant to NASDAQ Rule 5605(d), all matters regarding executive officer compensation shall be submitted for approval or recommendation by a majority of the independent directors. The aforementioned resolution is discussed in the Current Report on Form 8-K filed on June 9, 2010. No member of the board of directors who is not independent has any input with regard to matters relating to executive officer compensation.

Summary Compensation Table

The following table shows for the periods ended June 30, 2010, and 2009, compensation awarded to or paid to, or earned by, the named executive officers.

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chi Yip Tai	2010	$3,287.67						0	$3,287.671
Chief Executive Officer	2009	1						0	1
(Appointed August 14, 2009)

Wong Wa Kei Anthony	2010	N/A		$381,249(1)				0	$381,249
Chief Executive Officer (3)	2009	0						0	0

Wei Guo Wang	2010	$1,315.07						0	$1,315.07
Chief Financial Officer

Philip Pak Fai Wong,	2009			$937,500(2)				0	$937,500

(1)  Computed as 127,083 shares at $3.00 per share.
(2)  Computed as 312,500 shares at $3.00 per share.
(3)  Resigned as the Chief Executive Officer effective as of August 14, 2009.

Grants of Plan-Based Awards in 2010

As of the date hereof, we have not granted any plan-based awards.

Outstanding Equity Awards at 2010 Fiscal Year End

There were no options exercised or options outstanding in 2010.

Option Exercises and Stock Vested in Fiscal 2010

There were no options exercised or stock vested in 2010.

Pension Benefits

There were no pension benefit plans in effect in 2010.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended June 30, 2010 and 2009 by members of the board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Chi Yip Tai	0	-	-	-	-	-	0

Wa Kei Anthony Wong(1)	0	-	-	-	-	-	0

Wei Guo Wang(2)	0	-	-	-	-	-	0

Pak Fai Philip Wong	0	-	-	-	-	-	0

Chiu Lam Leung	0	-	-	-	-	-	0

Yue Kwan Hui	0	-	-	-	-	-	0

Sound Poon Cheung	0	-	-	-	-	-	0

Wang Pan Wong	0	-	-	-	-	-	0

(1)	Mr. Wa Kei Anthony Wong resigned as a director of the Company in August 2009.
(2)	Appointed Chief Financial Officer on June 7, 2010.

We do not currently have an established policy to provide compensation to members of our Board of Directors for services rendered in that capacity.  We plan to develop such a policy in the near future.

Indemnifications of Directors and Executive Officers and Limitations of Liability

Under Section 145 of the General Corporation Law of the State of Delaware, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our certificate of incorporation provides that, pursuant to Delaware law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws provide for the indemnification of our directors to the fullest extent permitted by the Delaware General Corporation Law. Our bylaws further provide that our Board of Directors has discretion to indemnify our officers and other employees. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or executive officer in connection with that proceeding on receipt of an undertaking by or on behalf of that director or executive officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under the bylaws or otherwise. We are not, however, required to advance any expenses in connection with any proceeding if a determination is reasonably and promptly made by our Board of Directors by a majority vote of a quorum of disinterested Board members that (i) the party seeking an advance acted in bad faith or deliberately breached his or her duty to us or our stockholders and (ii) as a result of such actions by the party seeking an advance, it is more likely than not that it will ultimately be determined that such party is not entitled to indemnification pursuant to the applicable sections of our bylaws.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

As of the date of the date hereof, we have not entered into any indemnification agreements with our directors or officers, but may choose to do so in the future. Such indemnification agreements may require us, among other things, to:

•	indemnify officers and directors against certain liabilities that may arise because of their status as officers or directors;
•	advance expenses, as incurred, to officers and directors in connection with a legal proceeding, subject to limited exceptions; or
•	obtain directors’ and officers’ insurance.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 12, 2010 by:

•	each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	each executive officer;
•	each director; and
•	all of the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or become exercisable within 60 days of the date of this document are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Name	Number of Shares Beneficially Owned	Percent of Shares (1)
Chi Yip Tai	5,177,500	79.47%
Wei Guo Wang (2)	6,250	(3)
Pak Fai Philip Wong	312,500	4.80%

Officers and Directors as a Group	5,496,250	84.37%

(1)	Percentage of ownership is based on 6,514,750 shares of common stock outstanding on October 12, 2010.

(2)
Shares of common stock purchased in the Regulation S Private Placement by Mr. Wei Guo Wang, who became the Company’s Chief Financial Officer subsequent to the closing of the Regulation S Private Placement on June 7, 2010.

(3)	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

On August 13, 2009, we entered into a Share Exchange and Stock Purchase Agreement with Glorious Pie, Mr. Chi Yip Tai, and the representative of our investors. At the closing of the share exchange and stock purchase (the “Share Exchange”), and pursuant to the terms of the Share Exchange and Stock Purchase Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Mr. Tai in exchange for our issuance of 5,177,500 common shares to the Glorious Pie Shareholder (the “Exchange Shares”). The Exchange Shares issued in reliance upon the exemption provided by Section 4(2) of the Securities Act, represent approximately 79.47% of our common stock issued and outstanding after the closing of the Share Exchange. Concurrently with the Share Exchange, we issued 166,000 shares of our common stock to 296 Investors who purchased our shares in the Regulation S Private Placement. The 166,000 common shares constitute 2.66% of our issued and outstanding common stock at the Closing. As a result of the Share Exchange, Glorious Pie became our wholly-owned subsidiary.

On August 12, 2009, we issued to Mr. Anthony Wong, our then President and Director, 127,083 shares of our common stock, at par value $0.00001 per share, as compensation for services that he rendered as our then President, Treasurer and Secretary.

On August 12, 2009, we issued to Mr. Pak Fai Phillip Wong , our director, a total of 312,5000 shares of our common stock, at par value $0.00001 per share, as compensation for services that he rendered to us.

We have provided our Eco-friendly Property Consulting and Development services and converted three hotels into ECHOO hotels. We have signed three separate seven-year term revenue-sharing consulting agreements to receive 35, 35% and 20% of the hotel revenues with a guaranteed monthly minimum of RMB 300,000, and RMB 100,000 or approximately USD 43,924, and USD 14,641 from the Carnival City Hotel, the Health City Hotel and Yu Zu Tang Hotel, respectively, through June 2013, June 2013 and April 2017, respectively as consulting fees. These agreements were executed by Chi Yip Tai, on behalf of Glorious Pie and Qing Chou Dai, on behalf of each of the hotels. Qing Chou Dai is the uncle of Chi Yip Tai.

Item 14. Principal Accounting Fees and Services.

Effective August 25, 2009, we changed our fiscal year end from July 31 to June 30. Berman & Company, P.A. (“Berman”) was our independent registered public accounting firm engaged to examine our consolidated financial statements for the fiscal year ended July 31, 2008. Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) was our independent registered public accounting firm engaged to examine our financial statements for the fiscal years ended June 30, 2010.

Fees for the fiscal years ended July 31, 2009 and June 30, 2010

 Audit Fees.  Parker Randall was paid fees of approximately $16,500 and $19,872 for the fiscal years ended June 30, 2009 and June 30, 2010 for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements.

Audit Related Fees. Parker Randall was not paid additional fees that are not reported under the paragraph captioned “Audit Fees” above for the fiscal years ended June 30, 2009 and June 30, 2010 for assurance and related services reasonably related to the performance of the audit and review of our financial statements.

Tax Fees. The aggregate fees billed in the fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by Seligson & Giannattasio, LLP for tax compliance, tax advice and tax planning were approximately $Nil and $10,000, respectively.

All Other Fees: We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2009 and June 30, 2010.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No.	Title of Document

31.1	Certification of Tai Chi Yip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Wei Guo Wang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Tai Chi Yip pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Wei Guo Wang pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2010	CHINA GREEN, INC.

	By:	/s/ Chi Yip Tai
Name: Chi Yip Tai
Title: President, Chief Executive Officer

By:	/s/ Wei Guo Wang
Name: Wei Guo Wang
Title: Chief Financial Officer