Form 10-Q
period 2010-09-30
China Green, Inc.
filed 2010-11-22
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

CHINA GREEN, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-166747	75-3269182
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 3601, the Centre, Queen’s Road no.99
Central, Hong Kong
 (Address of Principal Executive Offices)
 _______________

(852) 3691-8831
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 19, 2010:  6,514,750 shares of Common Stock.

Index

CHINA GREEN, INC.

FORM 10-Q

September 30, 2010

i

Index

Item 1. Financial Information

CHINA GREEN, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
(Stated in US dollars)

CHINA GREEN, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
Page(s)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	1

CONDENSED CONSOLIDATED BALANCE SHEETS	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4-19

ii

Index

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNADUITED)
(Stated in US dollars)

		Three months ended	Three months ended
	Note	September 30, 2010	September 30, 2009

Service income	9	$2,604,707	$3,496,724

Cost of services	9	(1,530,846)	(1,584,042)

Gross profit	9	1,073,861	1,912,682

General and administrative expenses		(154,707)	(22,932)

Income before taxation		919,154	1,889,750

Income tax	10	-	(38,423)

Net income		919,154	1,851,327

Other comprehensive income - Foreign currency translation adjustments		314,341	(20,252)

Total comprehensive income		$1,233,495	$1,831,075

Net income per share – basic and diluted		$0.14	$0.29

The annexed notes form an integral part of these financial statements.

Index

CHINA GREEN, INC.
CONDENSED CONSOLIATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND JUNE 30, 2010
(Stated in US dollars)

		As of	As of
		September 30, 2010	June 30, 2010
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	3	$908,399	$1,141,108
Accounts receivables	4	4,048,734	3,898,480
Deposit paid for labor services		2,015,498	2,228,619
Deposit paid for contract procurements	5	3,269,633	2,629,028
Deposit paid for hotel investment negotiation	6	5,067,692	3,963,761
Rental deposit		35,244	35,244

Total current assets		15,345,200	13,896,240

Plant and equipment, net	7	2,492,844	2,697,473

Total non-current assets		2,492,844	2,697,473

TOTAL ASSETS		$17,838,044	$16,593,713

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses		$50,121	$41,484
Accrued share-based compensation		-	-
Tax payable		135,395	133,196

TOTAL LIABILITIES		185,516	174,680

CONTINGENCIS AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value, 100,000,000 share shares authorized, none issued and outstanding)		-	-
Common stock ($0.00001 par value, 500,000,000 shares; shares authorized, 6,514,750 shares issued and outstanding)	8	65	65
Additional paid-in capital	8	3,861,790	3,861,790
Accumulated comprehensive income		1,206,413	892,072
Retained earnings		12,584,260	11,665,106

TOTAL STOCKHOLDERS’ EQUITY		17,652,528	16,419,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$17,838,044	$16,593,713

The annexed notes form an integral part of these financial statements.

Index

CHINA GREEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
(Stated in US dollars)

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net income	$919,154	$1,851,327
Depreciation	246,157	132,114
Increase in accounts receivables	(150,254)	(2,208,254)
Decrease in deposit paid for labor service	213,122	-
Increase in contract procurements	(640,605)	-
Increase in deposit paid for hotel investment negotiation	(1,103,931)	-
Increase in accrued expenses	8,637	4,884
Increase in tax payable	-	38,307
Increase in amount due to a shareholder	-	739
Decrease in amount due to a director	-	(123)

Net cash from operating activities	$(507,720)	$(181,006)

Cash flows from financing activities
Proceeds from issuance of common stock	-	497,997
Repayment of short-term loan	-	20

Net cash used in financing activities	$-	$498,017

Net (decrease) / increase in cash and cash equivalents	$(507,720)	$317,011
Effect of foreign currency translation on cash and
cash equivalents	275,011	(9,760)
Cash and cash equivalents - beginning of period	1,141,108	849,457

Cash and cash equivalents - end of period	$908,399	$1,156,708

The annexed notes form an integral part of these financial statements.

Index

CHINA GREEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On March 10, 2010, the Board of Directors of the Company adopted resolutions approving a Reverse Stock Split on the basis of one share for every two outstanding shares. The number of shares of the Company’s common stock issued and outstanding had been reduced from 13,029,500 to 6,514,750.

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

The consolidated financial statements for the Company for the three months ended September 30, 2010 and 2009, includes the financial statements of China Green, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Inter-company transactions and balances are eliminated in consolidation.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

As of September 30, 2010, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Glorious Pie Limited	British Virgin Islands	June 12, 2006	100%	US$100

Earn Bright Development Limited	Hong Kong	December 17, 2008	100%	US$0.128 (HK$1)

Index

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

c)     Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of September 30, 2010 and June 30, 2010, there were cash and cash equivalents of $908,399 and $1,141,108 respectively.

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

e)  Accounting for the Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At September 30, 2010, the Group did not recognize any impairment loss.

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

Index

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

	Three months ended September 30, 2010	Three months ended September 30, 2009
Period ended RMB : US$ exchange rate	6.698	6.838
Average period RMB : US$ exchange rate	6.780	6.841

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

Index

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

For the three months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010 and June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Index

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

During the three months ended September 30, 2010 and 2009, the Company is organized into three main business segments: greenery construction consultancy, greenery maintenance and hotel management.

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

The detail disclosure on segment information is set out in note 9 in the financial statement.

o)  Earnings per share

The Group computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of September 30, 2010 and June 30, 2010, the Group had no common stock equivalents that could potentially dilute future earnings per share.

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

Index

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	September 30, 2010	June 30, 2010

Cash at bank	$282,005	$1,002,875
Cash on hand	626,394	138,233
	$908,399	$1,141,108

4.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	September 30, 2010	June 30, 2010
Accounts receivables related to:

Hotel facilities	$199,101	$121,227
Greenery construction projects	3,849,633	3,645,067
Greenery maintenance projects	-	132,186
	$4,048,734	$3,898,480

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

Index

6.	DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder as of September 30, 2010 and June 30, 2010 which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
Deposit for hotel investment negotiation	September 30, 2010	June 30, 2010

Dongguan City, Changan Town,	$298,298	$293,746
Xin Min Administration Region, Jianan Road Section

Shanghai Huaxun Holding Limited	1,364,735	1,343,798
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

Kang Zu Yuan Hotel	-	901,978
Dongguan City, Changan Town,
Zhen An Zhong Road, Section No. 269

Jiansu Dong'an Hotel	530,308	522,261
Jiansu Dong'an Technopark

Carnival City Club Hotel	919,925	901,978
No. 358, Sha Tau Management Zone,
Chengan, Dongguan

Shan Tou City Long Hu District Bai Le Hotel Limited	977,213	-
Floor 1 and 2, West Unit of Xin Bao Carkpark,
Chang Jang Road Central, Long Hu District, Shan Tou

Shanghai Qingqiu Huaxun Investment Holding Limited	977,213	-
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

	$5,067,692	$3,963,761

Index

7.	PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	As of	As of
	September 30, 2010	June 30, 2010
At cost
Plant and equipment	$4,902,462	$2,648,609
Acquisition for the period / year	-	2,247,523
Exchange difference	80,951	6,330
	4,983,413	4,902,462
Aggregated depreciation
Beginning for the year	2,204,989	1,565,598
Charge for the year	246,157	633,062
Exchange difference	39,423	6,329
	2,490,569	2,204,989

Net book value	$2,492,844	$2,697,473

All of them depreciation charge were included in the cost of service. Management considers that there are no residual value for plant and equipment.

8.	COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The number of shares of common stock outstanding at September 30, 2010 and June 30, 2010 is as follows:

	Common Stock		Additional paid-in
	Number	Amount($)	capital($)	Total($)

As of date of Inception 1	50,000	$0.5	$0.5	$1
Private placement on August 2009 2	166,000	1.5	497,998.5	498,000
Share issued for compensation on August 2009 3	856,250	8.5	2,568,741.5	2,568,750
Share issued for takeover a subsidiary 4	5,177,500	52.0	52.0	104
Share issued for compensation on for the three months ended March 31, 2010 5	265,000	2.5	794,997.5	795,000
As of September 30 2010 and June 30, 2010 6	6,514,750	$65.0	$3,861,790	$3,861,855

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

Index

6 The Company effectuated a 2:1 reverse stock split during the quarter ended March 31, 2010. The Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding. All statements are reversely stated in accordance with SAB Topic 4C.

As of September 30, 2010 and June 30, 2010, the Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding.

9.	BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction and maintenance projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to ASC 250, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Three months ended	Three months ended	Three months ended	Three months ended
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010

Revenue from external customers	$2,008,588	$-	$596,119	$2,604,707

Cost of sales	(1,262,565)	-	(268,281)	(1,530,846)

Gross profit	$746,023	$-	$327,838	$1,073,861

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Three months ended	Three months ended	Three months ended	Three months ended
	September 30, 2009	September 30, 2009	September 30, 2009	September 30, 2009

Revenue from external customers	$2,207,978	$604,033	$684,713	$3,496,724

Cost of sales	(1,163,156)	(274,154)	(146,732)	(1,584,042)

Gross profit	$1,044,822	$329,879	$537,981	$1,912,682

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010

Segment non - current assets	$-	$-	$2,492,844	$2,492,844

Segment current assets
(excluding cash and cash equivalents and rental deposit)	$9,134,764	$-	$5,266,793	$14,401,557

Segment current liability	$-	$-	$-	$-

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010

Segment non - current assets	$-	$-	$2,697,473	$2,697,473

Segment current assets
(excluding cash and cash equivalents)	$8,502,714	$132,186	$4,084,988	$12,719,888

Segment current liability	$-	$-	$-	$-

Index

10.	TAXATION

Income/ (loss) before tax consisted of the following:

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

United States (a)	$(68,176)	$(5,657)
PRC (b)	988,887	1,895,407
Hong Kong (c)	(1,557)	-
BVI (d)		-
	$919,154	$1,889,750

Component subjected to tax expense (benefit) consisted of the following:

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

United States	$-	$-
PRC (b) (i)	-	666,277
Hong Kong	-	-
BVI	-	-
	$-	$666,277

Tax expense consisted of the following:

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

United States	$-	$-
PRC (b) (iv)	-	38,423
Hong Kong	-	-
BVI	-	-
	$-	$38,423

a.	United States Tax

The Company has a net operating loss carry forward at September 30, 2010 for tax purposes totaling $3,609,805, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Index

	Three months ended	Year ended
	September 30, 2010	June 30, 2010

Gross deferred tax assets:
Net tax loss carry forwards	$1,227,334	$1,204,154

Total deferred tax assets	1,227,334	1,204,154
Less: valuation allowance	(1,227,334)	(1,204,154)

Net deferred tax asset recorded	$-	$-

The valuation allowance at September 30, 2010 was $1,227,334. The net change in valuation allowance during the three months ended September 30, 2010, was an increase of $23,180.   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2010.

The actual tax benefit differs from the expected tax benefit for the three months ended September 30, 2010 and year ended June 30, 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	Three months ended	Year ended
	September 30, 2010	June 30, 2010

Expected tax expense (benefit) – Federal	$1,272,334	$1,204,154
Change in valuation allowance	(1,272,334)	(1,204,154)

Actual tax expense (benefit)	$-	$-

b.	PRC Tax

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

Index

The tax exemption was terminated on January 2, 2009. The estimated tax savings for the six months ended December 31, 2008 amounted to $107,108. If the income tax had been applied, the basic and diluted earnings per share would have been decreased by $Nil and $Nil per share for the three months ended September 30, 2010 and 2009 respectively.

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

(i) The components subjected to tax expense (benefit) consisted of the following:

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

Business Tax (b) (ii)	$-	$20,541
Enterprises Income Tax (b) (ii)	-	17,882

	$-	$38,423

(ii) Calculation for component subjected to Business Tax and Enterprises Income Tax consisted of followings:

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

Turnover for the year	$2,604,707	$3,496,724
Less: Net of withholding turnover by greenery projects (1,2)	(2,008,588)	(2,811,111)
Net of withholding turnover by hotel consulting (1,3)	(596,119)	(274,793)

Turnover subject to provision for Business Tax (3)	-	410,820
Less: Costs and expenses (4)	-	(155,363)

Income subject to provision for Enterprises Income Tax	$-	$255,457

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

Business Tax at 5% of (b) (ii)	$-	$38,737
Enterprises Income Tax at 7% of (b) (iii)	-	33,319

Income tax expense	$-	$72,056

1Under PRC Tax Law, when a non-resident enterprises, that doesn’t have any establishment or place of business in the PRC, EIT payable by a non-resident enterprise on the income sourced from China  shall be withheld at source, and the payer shall be withholding agent. The withholding agent shall withhold the tax from the amount paid or payable at the time the amount is paid or becomes due.

Index

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

3 Referring to previous paragraph, Glorious Pie Limited was deemed a non-resident enterprises and its’ customers were deemed a payer and further identified as tax withholding agent as well for any kind of income being sourced from China. The original hotel consulting agreement by itself does not give rise to any PRC taxable income for the period ended June 30, 2010.

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

	As of	As of
	September 30, 2010	June 30, 2010

Tax at the statutory tax rate of applicable in jurisdictions:

- Business Tax	$-	$38,105
- Enterprises Income Tax	-	22,367
	-	60,472
Balance brought forward	133,196	72,303
Foreign exchange translation	2,199	421

Tax payable	$135,395	$133,196

Index

c.	Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the three months ended September 30, 2010 and year ended June 30, 2010.

d.	BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the years presented.

A reconciliation of the statutory U.S. federal tax rate and effective tax rate is as follows:

	Three months ended	Three months ended
	September 30, 2010	September 30, 2009

Tax expense at statutory rate - US	34.00%	34.00%
Earning in jurisdictions taxed at rate different from statutory rate in US	(22.00%)	(22.00%)
Income withheld under PRC Tax jurisdiction	(12.00%)	(4.96%)
Effective tax rate	0.00%	7.04%

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the three months ended September 30, 2010 and year ended June 30, 2010.

11.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 1 year with fixed monthly rentals, expiring on March 31, 2011, and generally did not contain significant renewal options. Total rent expenses for the three months ended September 30, 2010 and 2009 was $18,627 and $Nil, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ended June 30, 2011	$56,067

(b)      Contingencies

There are no foreseeable contingencies for the three months ended September 30, 2010 and 2009.

Index

12.     SIGNIFICANT CONCENTRATION

The Group’s revenue derived from major customers for the three months ended  September 30, 2010 and 2009 are as follows:

	Three months ended September 30, 2010
		Percentage of
	Revenue	total revenue

Dongguan Garden Project Co.	$2,008,588	77%
Dongguan Carnival City Hotel	433,306	17%
	$2,441,894	94%

	Three months ended September 30, 2009
		Percentage of
	Revenue	total revenue

Fujian Tingli Construction Group Co., Ltd.	$1,477,123	42%
Henam District Huanghe River Garden Greenery Engineering Co. Ltd	730,887	21%
Dongguan Carnival City Hotel	338,910	10%
	$2,546,920	73%

13.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

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

Index

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

Index

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

Our Services

Greenery Construction Consulting

Our Greenery Construction Consulting business has predominantly been focused on large-scale outdoor PRC government projects such as public infrastructure, and social facilities development; however we have been engaged to conduct private real estate development projects in the past. Our consulting approach includes horticultural planning and design, concept applications, selection and provision of agriculture, performance targeting and benchmarking, plantation management and quality control. Based on our assessment of a potential project’s sophistication, we enter into agreements with governmental subcontractors and advise our project teams, which include external consultants and subcontractors, on the implementation of our project plans.

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

We obtain construction projects from nine different government contractors, including Dongguan Xinyue’an Garden Co., Ltd., Dongguan Urban Garden Project Co., Ltd., Dongguan Bimanyuan Garden Project Co., Ltd., Dongguan Luyi Garden Project Co., Ltd., Dongguan Green World Industry Co., Ltd., Chang’an Construction Project Co., Dongguan Jiaye Garden Project Co., Dongguan Garden Project Co., and Foshan Shunde Tianyi Garden Co., Ltd. The contracts have a ten year term and provide for the external consultants to provide various landscaping and ecological improvement work in the PRC in consideration for an agreed upon fee. These contracts account for a material portion of our revenue. These contractors participate in the government project bidding process on a regular basis, and typically outsource their projects to project consulting and management companies such as our Company. During the government project bidding process, contractors are required to deposit with municipal governments a specified amount of fund to prove their financial ability to fully complete projects. We work closely with these contractors to improve their competitive status in the government project bidding process by providing funding to these contractors to meet the deposit requirements. These funds are locked up at the municipal governments overseeing the bidding process until the completion of the projects, but may remain in the contractors’ accounts from time to time when no projects are available for bidding, which may be subject to our demand for return with a 60-day written notice. This business arrangement has not only allowed us to maintain our business connections with the contractors but has provided us with information regarding the financial conditions of the contractors. The contractors and us are bound by master agreements which define the scope of our services and contain individual project term sheets, each party’s rights and obligations, completion arrangements, quantity and quality of materials. When we engage with a government contractor, we enter into an Agreement for Greenery Consulting. In the past, we entered into a second agreement with the governmental contractor for the purchasing of materials. The Trading Agreements require our subcontractors to purchase materials from us. We purchase the materials required from a third party vendor, and sell them to our subcontractors. We no longer require a Trading Agreement with our subcontractors to conduct business. Upon completion of a project, the contractor will receive payments from the municipal government, who then deliver payments to us within 30 days for material-related services and within 90 days for construction-related services.

Index

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

Index

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
Since our inception, we have applied our services and eco-engineering applications to the Carnival City Hotel,  the Health City Hotel (formerly known as the Kancheng Massage Centre) located in Dongguan and the Yu Zu Tang Hotel. Our consulting plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. In return, we signed two separate seven-year term revenue-sharing consulting agreements to receive 35% of the revenues from the Carnival City Hotel and the Health City Hotel, respectively, with a guaranteed monthly minimum of RMB 300,000 and RMB 100,000 or approximately $43,924 and $14,641, respectively, through June 2013.  To date, each hotel has generated revenue each month which has provided us with cash in excess of the monthly minimums each month since we entered into them. To date, we have generated $8,490,318 and $3,170,822 in revenue attributed to Carnival City Hotel and Health City Hotel, respectively. The new revenue-sharing consulting agreement that we have entered into with Yu Zu Tang Hotel will entitle us to 20% of Yu Zu Tang’s revenues with a guaranteed monthly minimum of RMB 100,000 through April 2017. We began recording revenue from Yu Zu Tang in July 2010 and have recorded accumulated revenue of $88,014 as of September 30, 2010.

We may purchase new property, plant and equipment as an investment into our business in accordance with the needs of our customers. Although we did not purchase any property, plant and equipment for the three months ended September 30, 2010, we purchased an aggregate of $2,247,523 in new assets for the Yu Zu Tang, Carnival City Hotel and Health City Hotel locations for the twelve months ended June 30, 2010,. We retain ownership of all new and previously purchased assets through revenue sharing agreements we enter into with the hotels. The revenue sharing agreements stipulate that we retain ownership of any property, plant and equipment we purchase for the hotel for the time period covered by the agreement. Therefore, if a revenue sharing agreement prematurely ceases, all assets previously purchased by us in conjunction with the agreement, are returned to us. In the event that the asset is a leasehold improvement, and cannot be physically returned to us, the hotel is required to pay us the asset’s undepreciated balance as of the date the contract ceases. The purchasing of such assets is necessary for the transformation of the hotel and we believe we will be compensated for our investment through the increase in revenue the hotel will generate as a result of our investment.

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

Index

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

Index

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2010 Compared to the Three Months ended September 30, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three months	Three month
	Ended	Ended
	September 30,	September 30,
	2010	2009

Service Income	$2,604,707	$3,496,724
Cost of services	(1,530,846)	(1,584,042)
Gross profit	1,073,861	1,912,682
General and administrative expenses	(154,707)	(22,932)
Income before taxation	919,154	1,889,750
Income tax	-	(38,423)
Net income	$919,154	$1,851,327

Service Income.   Our service income for the three months ended September 30, 2010 was $2,604,707 as compared to $3,496,724 for the three months ended September 30, 2009, a decrease of $892,017 or approximately 25.5%. Decrease in our service income was mainly attributable to Greenery Maintenance Consulting segment, which decreased by $604,033 for the three months ended September 30, 2010 as compared with the same period in 2009. It was because we did not have any greenery maintenance business for the three months ended September 30, 2010.

Income from our hotel consulting decreased by $88,594 for the three months ended September 30, 2010, as compared with the same period in 2009. The decrease in hotel consulting and facilities was mainly attributable to the closing of Health City Hotel in August and September due to renovation. Management expects the total revenue to improve as the hotel reopens.

Index

Income from our greenery construction consulting decreased by $199,390 for the three months ended September 30, 2010, as compared with the same period in 2009. For the three months ended September 30, 2010, we had four new Greenery Construction Consulting projects. They are Shahe River Bank Greenery Project Phase I, Shahe River Bank Greenery Project Phase II, Gaobu Town Plaza Project Part III Phase I, and Gaobu Town Plaza Project Part III Phase II with revenues of $335,221, $207,066, $766,219 and $700,082, respectively. These projects have contributed to 100% of our greenery construction consulting revenue. We have focused our efforts on a smaller number of larger scale projects as compared with focusing on volume in the prior year. Typically larger projects require us to be on site for a longer period of time, thus allowing us to build strong long term relationships with our customers. Further, the profit margin on a larger project is typically greater than the margins yielded on completing many smaller projects. Our revenue per project has increased to $502,147 for the three months ended September 30, 2010.

Cost of Services. Our cost of services for the three months ended September 30, 2010 was $1,530,846 as compared to $1,584,042 for the three months ended September 30, 2009, a decrease of $53,196 or approximately 3.4%. The decrease of our cost of services was mainly attributable to the closing of our Greenery Maintenance Consulting business. Cost of our greenery maintenance works dropped from $274,154 to Nil.

Cost of sales of our greenery construction projects increased from $1,163,156 to $ 1,262,565. The increase in cost is attributable to the increase in labor costs and material costs. Our gross margin in this segment decreased from 47.3% to 37.1% for the three months ended September 30, 2010.

The major cost of services of our hotel consulting business is the depreciation of hotel equipment. There was a $121,549 or 82.8% increase in depreciation of hotel equipment compared to the same period last year, as we acquired $2,247,523 of new equipment, fixtures, and furniture in the twelve months ended June 30, 2010.

Gross Profit. For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, we generated gross profit of $1,073,861 and $1,912,682, respectively, reflecting a decrease of $838,821 or approximately 43.9%. Our gross profit margin (gross profit divided by revenue) decreased from approximately 54.7% for the three months ended September 30, 2009 to approximately 41.2% for the same period ended 2010, representing a decrease of 13.5%. This was attributed to a decrease in profit margin in Greenery Construction Consulting which decreased from 47.3% to 37.1%. Our gross profit margin in this business segment decreased as labor and material costs increased. The Management believes that the profit margin will maintain at this level as the Company is likely to face high labor and material costs in a near future.

The profit margin on our Eco-friendly Property Consulting and Development business decreased from 78.6% to 55.0% due to a decrease in hotel consulting revenue and increase in depreciation expense. Management expects profit margins to decrease as depreciation increases due to our new investment on new property, plant, and equipment for the twelve months ended June 30, 2010.

General and Administrative Expenses. We incurred general and administrative expenses of $154,707 for the three months ended September 30, 2010, an increase of $131,775 or 574.6%. Our general and administrative expenses increased as our loss on exchange difference, rent and salaries increased to $46,243, $25,399, and $27,356 respectively.

Net Income. We had net income of $919,154 for the three months ended September 30, 2010 as compared to net income $1,851,327 for the three months ended September 30, 2009, representing a decrease of $932,173 or approximately 50.4%. The decrease in our net income was largely due to decrease of service income and increase of administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of $908,399, and incurred an accumulated net income of $919,154.

Index

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended
	September 30, 2010	September 30, 2009

Net Cash used in Operating Activities	$(507,720)	$(181,006)
Net Cash used in Investment Activities	-	-
Net Cash generated from Financing Activities	-	498,017
Net (decrease)/increase in Cash and Cash Equivalents	(507,720)	317,011
Effect of Foreign Currency Transaction	275,011	(9,760)
Cash, Beginning of Period	1,141,108	849,457
Cash, End of Period	$908,399	$1,156,708

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Net cash used in operating activities was $507,720 for the three months ended September 30, 2010, compared to net cash used in operations of $181,006 for the three months ended September 30, 2009. The $326,714 increase was primarily due to smaller sales coupled with an increase in deposit paid for hotel investment negotiation. Our deposit paid for hotel investment negotiation increased by $1,103,931 in the three months ended September 30, 2010. Our management would like to expand our greenery hotel consulting business by cooperating with more hotels, and thus decided to increase deposits on hotel investment negotiation. We deposited $5,040,692 for new investment negotiations, which includes $298,298, $1,364,735, $503,308, $919,925, $977,213, and $977,213 to Xinmin Hotel, Shanghai Huaxun Holdings Limited, Jiansu Dong’an Hotel, Carnival City Club Hotel, Shan Tou City Long Hu District Bai Le Hotel Limited, and Shanghai Qingqiao Huaxun Investment Holding Limited respectively. These deposits will be returned to us in the earlier of our request or at the end of the three month period, regardless of the negotiation results, unless our management extends the negotiation period. If the hotel fails to perform as stated in the Investment Negotiation Memorandum, they will be subjected to a penalty, equal to 20% of the deposit, and pay interest at the prime interest rate. Depending on the progress of the negotiations and our liquidity condition, the Company may increase or withdraw the deposits for hotel investment negotiation. Meanwhile, we have attempted to negotiate with Kang Zu Yuan Hotel but have later recalled $901,978 of deposits from Kang Zu Yuan Hotel, as our management decided to terminate the negotiations after thorough analysis of the risks and profitability associated with these projects.

Our outstanding accounts receivable related to greenery construction projects at September 30, 2010 was $3,849,633. The balance was mainly contributed by Dongguan Garden Project Co. for four new Greenery Construction Consulting projects. They are Shahe River Bank Greenery Project Phase I, Shahe River Bank Greenery Project Phase II, Gaobu Town Plaza Project Part III Phase I, and Gaobu Town Plaza Project Part III Phase II. The balances are $1,357,298, $775,599, $1,008,083 and $1,357,298, respectively. Both amounts will be fully paid within 90 days after the completion of the projects.

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

Our outstanding accounts receivable related to hotel consulting as of September 30, 2010 was $199,101. This is the total amount that we are entitled to receive from the hotels as stated in the revenue-sharing consulting agreements. The amount is outstanding as both hotels are required to pay us within 15 days after the end of every month. Both hotels have paid us within the terms and on time since inception of both consulting agreements. Therefore, we do not believe it is necessary to introduce any provision of bad debt for these accounts. We also possess the rights to perform inspection on their sites and books of records. We can also remove the equipments and fixtures on their sites that are owned by us if we identify any adverse changes to the hotel owners’ ability and willingness to comply with the contract terms. At the moment, we are confident that the hotel owners will continue to pay us within the terms and on time.

Index

Net cash used in investment activities was Nil for the three months ended September 30, 2010, and September 30, 2009. The net cash used in investing activities was unchanged because we did not purchase any new property, plant and equipment for our ECHOO hotel projects for three months ended September 30, 2010.

Net cash used in financing activities was Nil for the three months ended September 30, 2010, compared to net cash used in financing activities of $498,017 for the three months ended September 30, 2009. The decrease of net cash from financing activities was primarily due to a $497,997 decrease in proceeds from issuance of common stock for the three months ended September 30, 2010 compared to the same period in 2009.

Subsequent to September 30, 2010, we have collected a total amount of $2,561,247 from our accounts receivable due as of September 30, 2010. The following is a breakdown of the accounts receivable that we have collected for amounts outstanding as of September 30, 2010:

Counterparty	Amount Collected	Date Amount Collected

Greenery Constructions
Dongguan Garden Project Co.	$1,357,298	October 26, 2010
Dongguan Garden Project Co.	$1,008,083	October 19, 2010

Hotel Management
Carnival City Hotel	$148,588	October 15, 2010
Healthy City Hotel	$14,687	October 15, 2010
Yu Zu Tang Hotel	$32,590	October 15, 2010

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

Index

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

Furniture, fixtures & equipment	5 year useful life

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

Index

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

For the years ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

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

Index

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.   Controls and Procedures

(a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

During the quarter ended September 30, 2010, in response to comments we received from the staff of the SEC, we restated our financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations for the fiscal ended June 30, 2009, which restatements are more fully described on Form 8-K filed with the SEC on August 4, 2010.

In light of such restatements, our Chief Executive Officer and our Chief Financial Officer and our board of directors are assessing the effect of such restatements on our internal control over financial reporting and its disclosure controls and procedures.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness: yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  Management identified a significant deficiency related to the following:

1.           Lack of internal audit functions – Although we maintain certain internal audit functions, the scope and effectiveness goals of internal audit function have not been identified.  Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of July 11, 2010.  Management identified a material weakness related to the following:

1.     Share-based compensation – There was a material weakness in the process related to the evaluating certain equity based transaction and the accounting treatment for these non-frequent transactions. We have restated our consolidated financial statements for the year ended June 30, 2009 and for the period ended March 31, 2010 as a result of accounting treatment for our provision and settlement of share-based compensation for employee and non-employee which were issued on August 13, 2009

 (c) Changes in internal controls over financial reporting. In order to correct the foregoing deficiencies, we have taken the following remediation measures:

1. We have appointed a new financial controller with sufficient knowledge and experience in the application of US GAAP, to evaluate the accounting for our share-based compensation and equity transactions, and making it directly responsible for accounting and financial reporting functions.

2. We will continue to establish and modify specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of accounting entries.

3. We expect to establish our internal audit department functions by providing staffs internal audit training.

4. We had appointed Members of Audit Committee on June 7, 2010 which have responsibility to direct management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

We believe that the foregoing steps will remediate the significant deficiency and material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Subject to the foregoing disclosure, there were no other changes in our internal control over financial reporting during our fiscal year ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitation on the effectiveness of internal controls. Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Index

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   (Removed and Reserved)

None

Item 5.   Other Information

None

Item 6.      Exhibits

(a)	Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2010	CHINA GREEN, INC.

	By:	/s/ Chi Yip Tai
Name: Chi Yip Tai
Title: President, Chief Executive Officer

By:	/s/ Wei Guo Wang
Name: Wei Guo Wang
Title: Chief Financial Officer