Form 10-K/A
period 2009-06-30
GREEN SOLUTIONS CHINA, INC.
filed 2011-02-09
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-26777

Green Solutions China, Inc.
(f/k/a) China Green, Inc.
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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 2”) amends Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission on November 30, 2009 (“Amendment No. 1”). The purpose of this Amendment No. 2 is to amend the following items in Amendment No. 1:

1.	Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is amended to update our financial data pursuant to our restated financial statements for the fiscal years ended June 30, 2009 and June 30, 2008.

2.	Item 8, “Financial Statements and Supplementary Data,” is amended to provide Consolidated Financial Statements of China Green, Inc. for the fiscal years ended June 30, 2009 and June 30, 2008.

3.	Item 9A(T). “Controls and Procedures,” is amended to disclose our officers’ conclusion that our disclosure controls are ineffective.

4.	Item 11. “Executive Compensation,” is amended to reflect the compensation earned but not paid to our CEO during the fiscal years ending June 30, 2009 and June 30, 2008.

5.	Item 15(a)(3), “Exhibits,” is amended to provide corrected Exhibits 31.1 and 31.2.

This Amendment No. 2 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus. This prospectus contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this prospectus are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Green China Solutions, Inc. (formerly known as China Green, Inc., formerly known as China Eco-Hospitality Operations, Inc.) is a blank check company formed on July 11, 2008 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its principal operations in an eco-friendly industry. On June 12, 2006, Glorious Pie was incorporated in the British Virgin Island under the International Business Companies Act of the British Virgin Islands . On August 13, 2009, we entered into a Share Exchange and Stock Purchase Agreement with Glorious Pie, the Glorious Pie Shareholder and the Representative of our Investors. The Glorious Pie Shareholder and the Representative of our Investors was Tai Chi Yip due to his role as the CEO and director of the Company and the fiduciary duties inherent in these roles. In his capacity as the investor representative, Mr. Tai Chi Yip was the lawful attorney-in-fact who negotiated with Mr. Wong WA Kei Anthony, our President at the time whereby we issued an aggregate of 332,000 shares of common stock at $1.50 per share to 296 new investors of the Company after the closing of the Share Exchange Agreement. At the Closing, pursuant to the terms of the Share Exchange and Stock Purchase Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Glorious Pie Shareholder in exchange for our issuance of 10,355,000 common shares to the Glorious Pie Shareholder (the “Exchange Shares”). The Exchange Shares represented approximately 82.84% of our common stock issued and outstanding after the closing of the Share Exchange. As a result of the Share Exchange, Glorious Pie became our wholly-owned subsidiary. Mr. Tai Chi Yip continued as CEO of the Company and became the CEO of its wholly owned subsidiary, Glorious Pie.

Operating through Glorious Pie, our British Virgin Islands subsidiary incorporated on June 12, 2006, and Earn Bright, our Hong Kong operating subsidiary incorporated on December 17, 2008 , we engage in providing eco-friendly project consulting services. We are currently focused on the areas of eco-friendly property consulting and eco-friendly construction projects. Our services can be applied to development or reconstruction projects in social facilities, parks, outdoor public areas, corporate buildings, hotels, commercial and residential properties. Our mission is to create an eco-friendly environment that can benefit both humans and nature. We actively seek for opportunities to apply ecological engineering (eco-engineering) concepts, the integration of ecological and engineering applications, in design, monitoring and construction of ecosystems, in both landscaping projects and property management to integrate human society with the natural environment. We advise our clients on overall project planning, selection and supervision of external consultants, and coordination of labor services and materials supplies. As such, we currently focus our business in three business segments: (i) Greenery Construction Consulting, (ii) Greenery Maintenance Consulting, and (iii) Eco-friendly Property Consulting and Development. Our target clients include landscaping contractors and property owners or operators who seek to construct or develop eco-friendly establishments.

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

Currently, our main source of revenue is generated through contracts in Greenery Construction Consulting with government landscaping contractors. We generate net income from the difference between the consulting fees paid to us by the government contractors and our total subcontracting costs. Our subcontracting costs are typically paid to subcontracted consultants, labor service subcontractors and materials suppliers.

We also generate revenues from three eco-friendly hotels in our Eco-friendly Property Consulting and Development segment. We have entered into separate revenue-sharing contracts with each of these hotels which includes providing consulting services and investments of eco-friendly designs and practices for these hotels. We have invested in certain equipments and fixtures in these hotels, such as furniture and fixtures, and electrical appliances. Pursuant to our revenue-sharing contracts, we possess full ownership over all of these assets and can remove them from the hotels at our discretion at any time. To the extent that an asset is not able to be removed from the hotel without damage, we are entitled to be paid the undepreciated balance of the asset. The equipment and fixtures that we purchase have a useful life equal to five years and do not have salvage values. The nature of these investments is to introduce eco-friendly designs and changes into the hotels as well as improve the look and feel to attract or retain customers.

We have been subject to 5% PRC business tax and 7% PRC profit tax since January 2, 2009.

Our Services

Greenery Construction Consulting

Our Greenery Construction Consulting business has mainly been focused on large-scale outdoor PRC government projects such as public infrastructure and social facilities development; however, we have been engaged to conduct private real estate development projects in the past. We develop budgetary plans for each project and arrange for and subcontract the necessary technical and labor services needed to execute our plan, including horticultural planning and design, concept applications, selection and provision of agriculture, performance targeting and benchmarking, plantation management and quality control.

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

We obtain construction projects from thirteen different government contractors, including Dongguan Xinyue’an Garden Co., Ltd., Dongguan Urban Garden Project Co., Ltd., Dongguan Bimanyuan Garden Project Co., Ltd., Dongguan Luyi Garden Project Co., Ltd., Dongguan Green World Industry Co., Ltd., Chang’an Construction Project Co., Dongguan Jiaye Garden Project Co., Dongguan Garden Project Co., Henan Huanghe Garden Project Co., Ltd., Mudanjiang Municipal Project Construction Co., Ltd., Fujian Tingli Construction Group Co., Ltd., Zhejiang Hongxin Garden Arts Co., Ltd. and Foshan Shunde Tianyi Garden Co., Ltd. The agreements we have with each of these contractors  have a ten year term and provide for the external consultants to provide various landscaping and ecological improvement work in the PRC in consideration for an agreed upon fee. These contracts account for a material portion of our revenue. These contractors participate in the government project bidding process on a regular basis, and typically outsource their projects to project consulting and management companies such as our Company. During the government project bidding process, contractors are required to deposit with municipal governments a specified amount of fund to prove their financial ability to fully complete projects. We work closely with these contractors to improve their competitive status in the government project bidding process by providing funding to these contractors to meet the deposit requirements. These funds are locked up at the municipal governments overseeing the bidding process until the completion of the projects, but may remain in the contractors’ accounts from time to time when no projects are available for bidding, which may be subject to our demand for return with a 60-day written notice. This business arrangement has not only allowed us to maintain our business connections with the contractors but has provided us with information regarding the financial conditions of the contractors. The contractors and we are bound by master agreements which define the scope of our services and contain individual project term sheets, each party’s rights and obligations, completion arrangements, quantity and quality of materials. When we engage with a government contractor, we enter into an Agreement for Greenery Consulting. In the past, we entered into a second agreement with the governmental contractor for the purchasing of materials. We currently have three Trading Agreements for Materials active. The Trading Agreements require our subcontractors to purchase materials from us. We purchase the materials required from a third party vendor, and sell them to our subcontractors. We no longer require a Trading Agreement with our subcontractors to conduct business. Upon completion of a project, the contractor will receive payments from the municipal government, who then deliver payments to us within 30 days for material-related services and within 90 days for construction-related services.

We outsource the labor related to our project construction work to subcontractors. A deposit is required by the Chinese government during the contract bidding process. We provide the funding needed for the required deposit. We reserve the right to recall these deposits in the event that we have decreased demand for labor services or other business or liquidity reasons with a 45-day written notice. We subcontract project managers in the PRC who monitor and oversee the progress of each project.  We currently have six such subcontractors under contract. Three of these subcontractors have entered into services agreements and three have entered into suppliers agreements.  The following are the subcontractors:

-	Liming He, entered into a Suppliers Agreement on September 4, 2006;
-	Shuangcheng Wang, entered into a Suppliers Agreement on September 4, 2006;
-	Qinlin Zhang, entered into a Suppliers Agreement on September 4, 2006;
-	Xuhua Yang, entered into a Services Agreement on September 11, 2006;
-	Xiangxin Guo, entered into a Services Agreement on September 11, 2006; and
-	Zhiming Lu, entered into a Services Agreement on September 11, 2006.

We enter into supplier agreements with the subcontractors whereby such subcontractors are to supply our client with greenery materials, including plants, soil, and other related items that are necessary for us to carry out our intended project. The suppliers agreements typically have a term of 10 years. . Our services agreements provide that the subcontractor provide us with on-site execution guidance and advisory services for certain greenery construction consulting and greenery maintenance consulting projects and on-site safety and security. The services agreements have a term of ten years.

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

Greenery Maintenance Consulting

We offer consulting services to the same group of government contractors for Greenery Construction Consulting as for Greenery Maintenance Consulting projects. We work with external consultants to conduct site reviews and develop maintenance plans with our clients who outlined all assessment criteria and performance targets. The external consultant acts as the site supervisor and we select subcontractors to execute the maintenance work. We conduct periodic performance and quality assessments to ensure the sites were maintained appropriately. The maintenance plans typically include  soil quality analysis and renovation, root evaluation, plantation disease and strength analysis, pruning, pest control, weed control, floral treatments, earth surface treatment and restoration, maintenance and reconstruction of structural elements. In addition to working with subcontractors who perform maintenance on existing elements, our internal and external consultants recommend structural upgrades and development ideas to our clients.

Eco-friendly Property Consulting and Development

Our Eco-friendly Property Consulting and Development business, also known as “ECHOO,” an acronym for eco-hospitality operations, applies eco-engineering concepts to real properties and manages the subcontracted labor necessary for the renovations needed to become more eco-friendly. Our current customer base for this business segment is three hotels. Our consulting services generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. Our management performs all of the consulting services for this business segment. However, we outsource the labor necessary to institute our consulting recommendations. In return, we enter into fixed-term revenue-sharing agreements with the hotel owners to receive a portion of the hotel’s future monthly revenue or a guaranteed minimum monthly amount as consulting fees for services we provided. We believe this business arrangement benefits both, our Company and the hotels. The hotels may enjoy an increase in revenue as a result of being an eco-friendly hotel.

When we begin a new project with a hotel, we enter into an Investment Negotiation Memorandum with such hotel.  This memorandum is a letter of intent whereby we agree to enter into negotiations to provide environmental design consulting and planning and investment in hotels. Since our inception, we have applied our services and eco-engineering applications to the Carnival City Hotel, and the Health City Hotel (formerly known as the Kancheng Massage Centre) located in Dongguan. Many of the hotels we enter into agreements with have spas on site and as such include massages as one of the services available for their customers to purchase. Certain permits and licenses are required for massage businesses in China. Our consulting plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. In return, we signed two separate seven-year term revenue-sharing consulting agreements to receive 35% of the revenues from the Carnival City Hotel and the Health City Hotel, respectively, with a guaranteed monthly minimum of RMB 300,000 and RMB 100,000 or approximately $43,924 and $14,641, respectively, through June 2013. To date, each hotel has generated revenue each month which has provided us with cash in excess of the monthly minimums each month since we entered into them. To date, we have generated $ 5,687,114 and $ 2,745,319 in revenue attributed to Carnival City Hotel and Health City Hotel, respectively.
We may purchase new property, plant and equipment as an investment into our business in accordance with the needs of our customers. To date , we have purchased an aggregate of $2,648,609 in new assets for Carnival City Hotel and Health City Hotel locations. We retain ownership of all new and previously purchased assets through revenue sharing agreements we enter into with the hotels. The revenue sharing agreements stipulate that we retain ownership of any property, plant and equipment we purchase for the hotel for the time period covered by the agreement. Therefore, if a revenue sharing agreement expires, or is terminated , all assets previously purchased by us in conjunction with the agreement, are returned to us. In the event that the asset is a leasehold improvement, and cannot be physically returned to us, the hotel is required to pay us the asset’s undepreciated balance as of the date the contract ceases. The purchasing of such assets is necessary for the transformation of the hotel and we believe we will be compensated for our investment through the increase in revenue the hotel will generate as a result of our investment.

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

Sales & Marketing

Greenery Construction Consulting

We primarily obtain our Greenery Construction Consulting  projects from nine government prime contractors and other private contractors, as set forth in the table below. These contractors are based in Guangdong and other provinces. The contracts have a ten year term and provide for the external consultants to provide various landscaping and ecological improvement work in the PRC in consideration for an agreed upon fee. We recommend proposal bids to the contractors which in turn use our estimates to bid for government and private landscaping projects.

1	东莞市新粵安园林绿化有限公司 Dongguan Xinyue’an Garden Co., Ltd.
2	东莞市城区园林绿化工程公司 Dongguan Urban Garden Project Co., Ltd.
3	东莞市碧滿园园林绿化工程有限公司 Dongguan Bimanyuan Garden Project Co., Ltd.
4	东莞市绿怡园林工程有限公司 Dongguan Luyi Garden Project Co., Ltd.
5	东莞市绿色世界实业有限公司 Dongguan Green World Industry Co., Ltd.
6	长安鎮建筑安裝工程公司 Chang’an Construction Project Co.
7	东莞市嘉业园林绿化工程公司 Dongguan Jiaye Garden Project Co.
8	东莞市园林绿化工程公司 Dongguan Garden Project Co.
9	河南黄河园林绿化工程有限公司 Henan Huanghe Garden Project Co., Ltd.
10	牡丹江市市政工程建设有限责任公司 Mudanjiang Municipal Project Construction Co., Ltd.
11	福建亨立建设集团有限公司 Fujian Tingli Construction Group Co., Ltd.
12	浙江红欣园林艺术有限公司 Zhejiang Hongxin Garden Arts Co., Ltd.
13	佛山市順德區添艺园林绿化有限公司 Foshan Shunde Tianyi Garden Co., Ltd.

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

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	(restated)	(restated)
	$	$

Service income	11,676,141	9,282,281

Cost of services	(5,416,156)	(3,942,076)

Gross profit	6,259,985	5,340,205

General and administrative expenses	(2,724,837)	(78,611)

Income before tax	3,535,148	5,261,594

Taxation	(72,056)	-

Net income	3,463,092	5,261,594

Other comprehensive income
- Foreign currency translation adjustments	46,766	698,890

Total comprehensive income	3,509,858	5,960,484

Service income.  Our revenue for the fiscal year ended June 30, 2009 was $11,676,141 as compared to $9,282,281 for the fiscal year ended June 30, 2008, representing an increase of $2,239,860 or approximately 25.79%. The overall increase in revenue is mainly attributable to the increase in service income generated by our greenery construction consultancy business. Revenue attributable to our greenery construction consultancy business increased by approximately $1,900,000 for the fiscal year ended June 30, 2009 as compared to the fiscal year ended June 30, 2008. This increase was primarily the result of targeting larger contracts with larger margins. Our revenue per project increased from $116,327 in the fiscal year ending June 30, 2008 to $1,059,234 in the fiscal year ending June 30, 2009. In the fiscal year ended June 30, 2009, we participated in a total of six projects including Nan Hai Economic Development Zone Xing Ye Road B and Dongguan Poly-Technic College Garden Greenery Project, which contributed to $1,936,720 and $3,633,792, respectively.

The revenue from greenery maintenance works increased from $2,029,751 in the fiscal year ending June 30, 2008 to $2,413,630 in the fiscal year ending June 30, 2009.   Our revenues increased as a result of us engaging in new projects, including the Dongguan Cheng An Zhen Road Greenery Maintenance Project, which contributed to $1,079,795.

Our hotel consultancy service income for the fiscal year ended June 30, 2009 was $2,907,110 as compared to $2,832,091 for the fiscal year ended June 30, 2008, representing an increase of $75,019 or approximately 2.65%.The increase is mainly attributed to a 19.7% increase number of customers which offsets a 14.3% in revenue per customer.

Cost of Services. Our cost of services for the fiscal year ended June 30, 2009 was $5,416,156 as compared to $3,942,076 for the fiscal year ended June 30, 2008, representing an increase of 37%, which was the result of increased subcontracting costs in materials and labor services in greenery construction consultancy project. While both costs increased with the revenue, the subcontracting material cost increased at a higher rate as our recent projects demand more material.

For the fiscal year ending June 30, 2009, our cost of services from hotel consultancy increased as the depreciation of hotel facilities increased. After discussion with owners of the hotels, the Management decided to replace certain hotel equipment which resulted in higher depreciation.

Gross Profit . For the fiscal year ending June 30, 2009 and the fiscal year ended June 30, 2008, we generated gross profit of $6,259,985 and $5,340,205, respectively, reflecting an increase of approximately 17%. The increase in our gross profit was mainly due to the significant increase of our revenue as a result of the higher revenue per project that we were engaged in during the fiscal year of 2009. However, our overall gross profit margin dropped as the cost of our greenery maintenance services increased at a greater rate than our revenue generation attributable to the same business segment. The gross profit margin of our greenery maintenance service dropped from 71.1% to 57.3% as a result of higher materials costs.

General and Administrative Expenses. We incurred general and administrative expenses of $2,724,837 for the fiscal year ending June 30, 2009, representing an increase of $2,646,226 as compared to general and administrative expenses equal to $78,611 for the fiscal year ending June 30, 2008. This increase was mainly due to a $2,568,750 increase in provision for share-based compensation and a $50,063 increase in legal and professional fees we incurred in operations. The Company has entered into various stock-based compensation agreements to issue a total of 856,250 common shares to five individuals for management and consultancy services provided. These shares are valued at $3.00 per share in the Regulation S Private Placement. Although stock-based compensation will be part of our overall compensation scheme in the future, we do not expect large issuances, such as the above-mentioned amount, to occur on a regular basis.

Net Income. We had net income of $3,463,092 for the fiscal year ending June 30, 2009 as compared to net income of $5,261,594 for the fiscal year ending June 30, 2008, representing a decrease of 34.2%. The decrease in our net income was the result of the increase in our cost of sales which was disproportionate to our increase in revenue, as well as, a significant increase in our general and administrative expenses generated by the provision for share-based compensation in the fiscal year of 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents of $849,457, and incurred an accumulated net income of $7,761,187.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the year ended
	June 30, 2009	June 30, 2008
	(Audited)	(Audited)
Net Cash (used in)/from Operating Activities	1,903,075	3,217,721
Net Cash (used in)/from Investment Activities	(11,098)	(90,245)
Net Cash (used in)/generated in Financing Activities	(1,410,240)	(3,127,476)
Net (decrease)/increase in Cash and Cash Equivalents	481,737	-
Effect of Foreign Currency Transaction	3,235	36,056
Cash, Beginning of Period	364,485	328,429
Cash, End of Period	$849,457	364,485

Net cash from operating activities was $1,903,075 for the fiscal year ended June 30, 2009, compared to $3,217,721 for the year ended June 30, 2008. The $1,314,646 decrease was primarily due to the increase in deposits for labor services and contract procurements.

In view of higher competition among subcontractors within the eco-engineering industry, our management formed and established close working relationships with our contractors to expand and secure our project pipeline by providing working capital support to our contractors. During the government project bidding process, contractors are required to deposit a certain amount of funds with municipal governments to demonstrate their financial ability to complete projects. These deposits have led to high working capital requirements for our contractors. To increase our project pipeline, we provide funding to our contractors, which can only be used as deposits in the government project bidding process.  The cash we deposit with them is held in an escrow account and is not available for their use. We perform regular review on our contractors’ project bidding results and our funds can be returned to us within 60 days upon our written request. Cash outlay to our contractors for contract procurement has led to net cash used in operating activities of $1,411,946 for the year ended June 30, 2009. Deposits paid to our subcontractors for labor services led to net cash used in operating activities equal to $1,948,209 for the year ended June 30, 2009, as compared to $34,470 for the year ended June 30, 2008. Our subcontractors who hire labor in PRC for project construction require a deposit from us to prove our financial ability to pay for the labor costs in large-scale projects. The amount of the deposit depends upon the scale of the project(s) and our negotiation with the subcontractors. These deposits are recallable if our subcontractors withdraw from or breach our contracts. The deposits that paid for hotel investment negotiation led to net cash used in operating activities of $730,120 for the year ended June 30, 2009, compared to $ 276,434 for the fiscal year ended June 30, 2008. The $453,686 increase in deposits paid was primarily because we commenced our negotiation with Chang An Di Ying Hotel and Jin Ye Hotel to provide eco-hospitality consulting services. We have made deposits at the hotels to secure a three month negotiation period with the two hotels. These deposits will be returned to us at the earlier of our request or the end of the three month negotiation period, regardless of the negotiation results, unless our management extends the negotiation period. If the hotels fail to perform pursuant to the Investment Negotiation Memorandums the hotels will be subject to a penalty equal to 20% of our deposits and interest payment at the prime interest rate. In the case of Chang An Di Ying Hotel, if the hotel fails to return the deposit within 6 months upon our request, we will be entitled to the ownership of certain assets of the hotel.

The net-increase in accounts receivables was $737,263 for the year ended June 30, 2009 as compared to the net-increase in accounts receivables of $1,332,143 for the year ended June 30, 2008. The increase in the accounts receivable is consistent with our increase in revenue.

Our accounts receivable related to greenery construction projects for the fiscal year ended June 30, 2009 was $3,909,385. The balance was solely contributed by Mu Dan Jiang City Civil Engineering Construction Co. Limited for a greenery construction project of a public school and was fully paid within 90 days after the completion of the project. All of our debtors have paid us within terms and we do not have any records of bad debt since our incorporation. Therefore, we do not see there is any necessity to introduce the provision of bad debt to our account. In addition, we have regularly conducted review on our account receivable along with our outstanding projects, any overdue payment from our clients would be acknowledged to our company immediately. Since all the clients are bounded with contracts legally, the legal procedures would be enforced eventually in case of any amount overdue being discovered during the regular review. Moreover, we can at any time impose an inspection of our clients’ books and records. This action is an effective tactic to persuade our clients to pay us within the terms of our agreement since any investigation or suspicion from the government may lead to suspension of their license which would result in financial loss. In light of the potential detrimental affects non-payment would have on our clients, we are confident that our clients will continue to pay us on time and in accordance with the terms of our contracts.

Net cash used in investment activities was $11,098 for the year ended June 30, 2009, as compared to net cash used in investing activities of $90,245 for the year ended June 30, 2008, representing a decrease of $79,147, or 87.7%. Net cash used in investing activities decreased primarily because we reduced our purchase of new equipment for Dongguan Carnival City Hotel and Health City Hotel in the fiscal year of 2009 , compared to the same period in 2008.

Net cash used in financing activities amounted to $1,410,240 for the year ended June 30, 2009, as compared to net cash used in financing activities of $3,127,476 for the year ended June 30, 2008. The decrease of net cash used in financing activities was primarily a result of a $1,717,236 decrease in our payment of cash dividends in the fiscal year of 2009 compared to the same period in 2008.

Subsequent to June 30, 2009, we have collected our accounts receivable in full for the period.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC 105), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual years ending after June 15, 2009 (our year ended June 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 167 (ASC 810-10-051), Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 166 (ASC 860), Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In May 2009, the FASB issued SFAS No. 165 (ASC 855), “Subsequent Events.”  This Statement sets forth: 1) the year after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual years ending after June 15, 2009.  The Group adopted this Statement in the year ended June 30, 2009. This Statement did not impact the consolidated financial results.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 12 and 13, the accompanying consolidated financial statements have been restated. The restatement relates to an error in under-provision of share-based compensation and compensations to an executive officer and shareholder. The under-provision should be reversed and properly recorded in the financial statement as of June 30, 2009 and 2008. As a result, the financial statements as of June 30, 2009 have been restated.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of June 30, 2009 and 2008 and the results of their operations and their cash flows for the year ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/Parker Randall CF (H.K.) CPA Limited

Parker Randall CF (H.K.) CPA Limited
Certified Public Accountants
Hong Kong
October 13, 2009, except for Note 12 & 13, which is January 28, 2011

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	(Restated)	(Restated)
	$	$

Service income	11,676,141	9,282,281

Cost of services	(5,416,156)	(3,942,076)

Gross profit	6,259,985	5,340,205

General and administrative expenses	(2,724,837)	(78,611)

Income before tax	3,535,148	5,261,594

Taxation	(72,056)	-

Net income	3,463,092	5,261,594

Other comprehensive income
- Foreign currency translation adjustments	46,766	698,890

Total comprehensive income	3,509,858	5,960,484

Net income per share – basic and diluted	0.66	1.01

Weighted average number of shares outstanding during the year – basic and diluted	5,227,500	5,227,500

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008
(Stated in US dollars)

	As of	As of
	June 30,	June 30,
	2009	2008
	(Restated)	(Restated)
ASSETS	$	$
Current assets
Cash and cash equivalents	849,457	364,485
Accounts receivables	5,036,977	4,275,736
Deposit paid for labor services	903,882	77,837
Deposit for contract procurements	2,538,710	-
Deposit paid for hotel investment negotiation	1,025,677	291,588

Total current assets	10,354,703	5,009,646

Plant and equipment, net	1,083,011	1,593,601

TOTAL ASSETS	11,437,714	6,603,247

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Amount due to a director	64,499	-
Amount due to a shareholder	23,899	-
Accrued expenses	10,411	-
Accrued compensation	2,568,750	-
Tax payable	72,303	-

TOTAL LIABILITIES	2,739,862	-

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value, 100,000,000 share	-	-
shares authorized, none issued and outstanding)

Common Stock ($0.00001 par value, 500,000,000 shares;	53	53
shares authorized, 5,227,750 shares issued and outstanding)
Additional paid-in capital	100,052	50,052
Accumulated other comprehensive income	836,560	789,794
Retained earnings	7,761,187	5,763,348
	8,697,852	6,603,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	11,437,714	6,603,247

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	(Restated)	(Restated)
	$	$
Cash flows from operating activities
Net income	3,463,092	5,261,594
Depreciation	527,909	497,585
Increase in accounts receivables	(737,263)	(1,332,143)
Increase in deposit paid for labor service and contract procurement	(3,360,155)	(34,470)
Increase in deposit paid for hotel investment negotiation	(730,120)	(276434)
Increase in accrued expenses	10,411	-
Increase in accrued compensation	2,568,750	-
Increase in amount due to a shareholder	23,870	-
Increase in tax payable	72,303	-
Increase / (decrease) in amount due to a director	64,278	(898,411)

Net cash from operating activities	1,903,075	3,217,721

Cash flows from investment activities
Investment in a subsidiary	-	(100)
Purchase of plant and equipment	(11,098)	(90,145)

Net cash used in investment activities	(11,098)	(90,245)

Cash flows from financing activities
Proceeds from issuance of common stock	-	105
Reversal of accrued compensation to an executive officer and shareholder	50,000	50,000
Repayment of short-term loan	-	(218,694
Dividend paid	(1,460,240)	(2,958,887)

Net cash used in financing activities	(1,410,240)	(3,127,476)

Net increase in cash and cash equivalents	481,737	-
Effect of foreign currency translation on cash and
cash equivalents	3,235	36,056

Cash and cash equivalents - beginning of year	364,485	328,429

Cash and cash equivalents - end of year	849,457	364,485

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AS OF JUNE 30, 2009 AND 2008
(Stated in US dollars)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive	Retained
	Shares	Amount($)	amount($)	income($)	earnings($)	Total($)

Balance, July 1, 2007	100,000	1	-	-	-	1
Share issued for takeover a subsidiary	10,355,000	104	-	-	-	104
Retroactive effect on reverse stock split	(5,227,500)	(52)	52	-	-	-
Retained earnings contributed from a subsidiary	-	-	-	-	3,622,843	3,622,843
Net income (restated)	-	-	-	-	5,261,594	5,261,594

Accumulated other comprehensive income contributed from a subsidiary	-	-	-	90,904	-	90,904

Reversal of accrued compensation to an executive officer and shareholder	-	-	50,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	698,890	-	698,890

	5,227,500	53	50,052	789,794	8,874,437	9,724,336
Dividend paid	-	-	-	-	(3,121,089)	(3,121,089)

Balance, June 30, 2008	5,227,500	53	50,052	789,794	5,763,348	6,603,247
Balance, July 1, 2008	5,227,500	53	50,052	789,794	5,763,348	6,603,247
Net income (restated)	-	-	-	-	3,463,092	3,513,092
Foreign currency translation adjustment	-	-	-	46,766	-	46,766
Reversal of accrued compensation to an executive officer and shareholder	-	-	50,000	-	-	50,000
Dividend paid	-	-	-	-	(1,465,253)	(1,465,253)

Balance, June 30, 2009	5,227,500	53	100,052	836,560	7,761,187	8,697,852

The annexed notes form an integral part of these financial statements.

CHINA GREEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2009 AND 2008
(Stated in US dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

China Green, Inc.  consists of China Green, Inc. (the “China Green” or the “Company”), Glorious Pie Limited (the “Glorious Pie”) and Earn Bright Development Limited (the “Earn Bright”) (Collectively name as the “Group”).  China Green, Inc. was incorporated in the State of Delaware on July 11, 2008. Glorious Pie Limited was incorporated in the British Virgin Islands on 12 June, 2006, under the International Business Companies Act, British Virgin Islands.  Earn Bright Development Limited, a wholly owned subsidiary of Glorious Pie, was incorporated in Hong Kong on December 17, 2008.

In connection with private placement of the Company completed in July 2009, the Company issued 332,000 shares of our common stock to 296 Investors at $1.50 per share for an aggregate purchase price of $498,000.

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

In conjunction with the merger and recapitalization of Glorious Pie, Glorious Pie’s 100 issued and outstanding common stocks were reclassified into common stock of China Green.

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

As of June 30, 2009, the particulars of the subsidiaries are as follows:

Name of company	Place of incorporation	Date of incorporation	Attributable equity interest	Issued capital

Glorious Pie Limited	British Virgin Islands	June 12, 2006	100%	US$100

Earn Bright Development Limited	Hong Kong	December 17, 2008	100%	US$1,285 (HK$10,000)

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

e)  Accounting for the Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At June 30, 2009, the Group did not recognize an impairment loss.

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

Hotel management

Regarding the design and consultancy services to the hotel facilities, the respective cost of revenue includes the consultancy expenses in professional staff involved and the design and consulting fee with other third-party experts, and also the depreciation expenses on those fixtures and movable assets being placed with the hotel by the Group.

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

For the years ended June 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2009 and 2008, the Company did not have any significant unrecognized uncertain tax positions.

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

During the years ended June 30, 2009 and 2008, the Company is organized into three main business segments: greenery construction consulting, greenery maintenance and hotel management.

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

Hotel management services include applying eco-engineering concepts to renovate the Carnival City Hotel and the Health City Hotel located in Dongguan into eco-friendly hotels. The Group’s consulting plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation.

The detail disclosure on segment information is set out in note 10 in the financial statement.

o)  Earnings per share

The Group computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of June 30, 2009 and 2008, the Group had no common stock equivalents that could potentially dilute future earnings per share.

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

Main contractors require the company to put escrow money during negotiation of contract.  Once the contract is successfully bided, the escrow money will be kept by the contractors until the contract has been completed. If the bid fails, the escrow money will be refunded immediately.

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

As of June 30, 2009, the Company has 500,000,000 shares of common stock authorized and 10,455,000 shares of common stock issued and outstanding.

Stockholders’ equity is as follows:

	Common Stock
	Shares	Amount($)	Total($)

As of date of Inception	100,000	1	1
Share issued for takeover a subsidiary	10,355,000	104	104

	10,455,000	105	105
2:1 reverse stock split	(5,227,500)	(52)	(52)

As of June 30, 2009 and 2008	5,227,500	53	53

The Company effectuated a 2:1 reverse stock split during the quarter ended March 30, 2010. The Company has 500,000,000 shares of common stock authorized and 5,227,500 shares of common stock issued and outstanding. All statements are reversely stated in accordance with SAB Topic 4C.

10.	BUSINESS SEGMENT

The Group is engaged in provision of designing and consulting services in hotel facilities and also involved in provision of engineering services to greenery construction and maintenance projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to ASC 250, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery		Greenery
	Construction Project		Maintenance Works		Hotel Facilities		Total
	Year ended		Year ended		Year ended		Year ended
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$	$	$
Revenue from
external customers	6,355,401	4,420,439	2,413,630	2,029,751	2,907,110	2,832,091	11,676,141	9,282,281

Gross profit	2,554,433	1,561,541	1,384,761	1, 444,158	2,320,791	2,334,506	6,259,985	5,340,205

	As of		As of		As of		As of
	June 30,		June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	$	$	$	$	$	$	$	$
Segment non-
current assets	-	-	-	-	1,083,011	1,593,601	1,083,011	1,593,601

Segment current assets (excluding
cash and cash equivalents)	6,825,404	2,800,114	1,132,052	1,051,305	1,547,790	793,742	9,505,246	4,645,161

11.	COST OF SERVICES

Details of cost of services are summarized as follows:

	Year	Year
	ended	ended
	June 30, 2009	June 30, 2008
	$	$

Depreciation	527,909	497,585
Repair and maintenance	58,410	-
Subcontracting charges	1,640,308	1,046,151
Material cost	2,769,008	2,132,713
Professionals and related costs	39,208	-
Other construction costs	381,313	265,627

	5,416,156	3,942,076

12.	GENERAL AND ADMINISTRATIVE EXPENSES

Details of general and administrative expenses are summarized as follows:

	Year	Year
	ended	ended
	June 30, 2009	June 30, 2008
	(restated)	(restated)
	$	$

Audit fee	16,500	-
Computer expenses	3,780	3,456
Electricity and water	1,506	-
Filing fee	2,605	968
Legal and professional fee	48,426	-
Preliminary expenses	-	2,764
Sundry expenses	6,967	-
Travelling	5,672	2,764
Telephone	3,108	2,073
Provision for share-based compensation1 (note 13)	2,568,750	-
Wages and salaries2	67,523	66,586

	2,724,837	78,611

1 Fair value of compensation to top executive was comprised as follows:

	Year	Year
	ended	ended
	June 30, 2009	June 30, 2008
	$	$

Mr. Wong Wa Kei (note 13)	381,249	-

	381,249	-

2 This also includes the fair value of services rendered by Mr. Tai as follows:

	Year	Year
	ended	ended
	June 30, 2009	June 30, 2008

	$	$

Mr. Tai Chi Yip, the executive officer and shareholder of Glorious Pie Limited	50,000	50,000

	50,000	50,000

$50,000 is estimated fair value of services rendered for provision of management service of Glorious Pie Limited.

Mr. Tai has no intention to claim such amount at any time in the future.

13.	SHARE BASED COMPENSATION AND ACCRUED COMPENSATION

Common stock issued:

During the year ended June 30, 2009, the Company had entered into various stock-based compensation agreements for services received relating to management and consulting services and as compensation to the Company’s director and consultants. The fair value of provision for share-based compensation as follows:

	As of	As of
	June 30, 2009	June 30, 2008
	(restated)
	$	$

Wa Kei Anthony Wong (i)	381,249	-
Pak Fai Philip Wong, Man Kit Brian Leung, Ka Hing Aurona Wong and Ying Hung Bernadette Wong (ii)	2,187,501	-

Provision for share based compensation expense	2,568,750	-

(i)   Stock based compensation to employee

On August 12, 2009, 127,083 shares of common stock were issued to Wa Kei Anthony Wong, acted as the director of the Company during the fiscal year June 30, 2009, $0.00001 per share, as compensation regarding to provision of management service which has been completed on June 30, 2009. The stocks were measured at fair market value $3.0 per share on the dates of granted based upon the offering price of the Company’s common stock in the Regulation S offering completed in August 13, 2009. The aggregate fair value of the 127,083 shares of common stock granted was $381,249.

(ii) Stock based compensation to non-employee

On August 12, 2009, 312,500, 62,500, 177,083 and 177,083 shares of common stock were issued to Pak Fai Philip Wong, Man Kit Brian Leung, Ka Hing Aurona Wong and Ying Hung Bernadette Wong, $0.00001 per share, as compensation regarding to provision of corporate consultation service during the fiscal year June 30, 2009, valued at fair market value $3.0 per share on the date of granted based upon the offering price of the Company’s common stock in the Regulation S offering completed in August 13, 2009. The aggregate fair value of the 729,166 shares of common stock granted was $2,187,501.

14.	TAXATION

Income/ (loss) before tax consisted of the following:

	Year ended	Year ended
	June 30, 2009 (restated)	June 30, 2008 (restated)
	$	$

United States (a)	(2,593,031)	-
PRC (b)	6,128,179	5,261,594
Hong Kong (c)	-	-
BVI (d)	-	-
	3,535,148	5,261,594

Component subjected to tax expense (benefit) consisted of the following:

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	$	$

United States	-	-
PRC (b) (i)	1,250,719	-
Hong Kong	-	-
BVI	-	-
	1,250,719	-

Tax expense consisted of the following:

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	$	$

United States	-	-
PRC (b) (iv)	72,056	-
Hong Kong	-	-
BVI	-	-
	72,056	-

a.	United States Tax

The Company has a net operating loss carry forward at June 30, 2009 for tax purposes totaling $2,593,031, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	As of	As of
	June 30, 2009	June 30, 2008
	(restated)
	$	$
Gross deferred tax assets:
Net operating loss carry forwards	881,630	-

Total deferred tax assets	881,630	-
Less: valuation allowance	(881,630)	-

Net deferred tax asset recorded	-	-

The valuation allowance at June 30, 2008 was $Nil. The net change in valuation allowance during the year ended June 30, 2009, was an increase of $881,630.   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2009.

The actual tax benefit differs from the expected tax benefit for the year ended June 30, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	Year	Year
	ended	ended
	June 30, 2009	June 30, 2008
	$	$
Expected tax expense (benefit) – Federal	(881,630)	-
Change in valuation allowance	881,630	-

Actual tax expense (benefit)	-	-

b.	PRC Tax

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

The tax exemption was terminated on January 2, 2009. The estimated tax savings for the six months ended December 31, 2008 amounted to $107,108. If the income tax had been applied, the basic and diluted earning per share would have been decreased by $0.02 per share for the year ended June 30, 2009.

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

(i) The components subjected to tax expense (benefit) consisted of the following:

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	$	$

Business Tax (b) (ii)	774,733	-
Enterprises Income Tax (b) (ii)	475,986	-

	1,250,719	-

(ii) Calculation for component subjected to Business Tax and Enterprises Income Tax consisted of followings:

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	$	$

Turnover for the year	11,676,141	9,282,281
Less: Net of withholding turnover by greenery projects (1,2)	(8,769,031)	(6,450,190)
Net of withholding turnover by hotel consulting (1,3)	(2,132,377)	(2,832,091)

Turnover subject to provision for Business Tax (3)	774,733	-
Less: Costs and expenses (4)	(298,747)	-

Income subject to provision for Enterprises Income Tax	475,986	-

 1Under PRC Tax Law, when a non-resident enterprises, that doesn’t have any establishment or place of business in the PRC, EIT payable by a non-resident enterprise on the income sourced from China  shall be withheld at source, and the payer shall be withholding agent. The withholding agent shall withhold the tax from the amount paid or payable at the time the amount is paid or becomes due.

2 For year ended June 30, 2009, Glorious Pie Limited has assigned the whole set of methodology and the know-how on the co-ordination and supervision of the progress and milestone of greenery project management with direct contact of those subcontractors (‘Intellectual Property’) to its Hong Kong subsidiary, Earn Bright Development Limited, which has licensed this set of Intellectual Property to the same group of clients of Glorious Pie Limited in PRC as Glorious Pie Limited be the agent of Earn Bright..  Such business activities has resulted in the licensing for use of intellectual property in China and any income derived from the use of such intellectual property licensing in China is deemed to be a ‘royalty’ in nature and such passive income sourced from China would be subject to PRC EIT being withheld at source by PRC payor. Under above circumstance, all revenue generated from greenery projects were net of tax revenue as its customers withhold all PRC tax liability derived by a Company’s revenue and profit from each project, including Business Tax and EIT, which resulted Company was not necessary to bear tax obligation.

3 Referring to previous paragraph, Glorious Pie Limited was deemed a non-resident enterprises and its’ customers were deemed a payer and further identified as tax withholding agent as well for any kind of income being sourced from China. The original hotel consulting agreement by itself does not give rise to any PRC taxable income for the year ended June 30, 2009.

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

	Year ended	Year ended
	June 30, 2009	June 30, 2008
	$	$
Tax at the statutory tax rate of applicable in jurisdictions:
- Business Tax at 5% of (b) (ii)	38,737	-
- Enterprises Income Tax at 7% of (b) (iii)	33,319	-

Income tax expense and tax payable	72,056	-

The Company did not have provision for income taxes due to the income tax exemption for the year ended June 30, 2008 and first six months ended on December 31, 2008.  The tax exemption has being terminated since January 2, 2009. The estimated tax savings for the year ended June 30, 2008 and first six months ended December 31, 2008 amounted to $116,868 and $107,108 respectively. If the income tax had been applied, the basic and diluted earnings per share would have decreased by $0.01 and $0.02 per share for the year ended June 30, 2008 and 2009 respectively.

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

A reconciliation of the statutory U.S. federal tax rate and effective tax rate is as follows:

	Year ended		Year ended
	June 30, 2009		June 30, 2008
	$		$

Tax expense at statutory rate – US	34.00%		34.00%
Earning in jurisdictions taxed at rate different from statutory rate in US	(22.00%	)	(9.00%	)
Income withheld under PRC Tax jurisdiction	(10.84%	)	(25.00%	)
Effective tax rate	1.16%		0.00%

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the year ended June 30, 2009 and June 30, 2008.

15.	COMMITMENTS AND CONTINGENCIES

There are no foreseeable commitments or contingencies for the year ended June 30, 2009.

16.	SIGNIFICANT CONCENTRATIONS

Customers and credit concentrations

The Group’s revenue derived from major customers for the year ended June 30, 2009 and 2008 are as follows:

		2009		2008
	Note	$	%	$	%

Dongguan Carnival City Hotel	16	2,907,038	25	2,832,091	30

Note 16a:
The Group has a Design and Consulting Agreement with the above hotel in June 19, 2006 with a tenure of seven years, with sharing of 35% of its gross revenue which attributes to all the segmental revenue derived from its Hotel design and Consulting Agreement. The Group is now negotiating with other hotels for potential business opportunities to further diversify this risk of overconcentration in one hotel.

Dongguan City Xin Yue An Garden Greenery Co. Limited	16b	1,336,778	11	1,265,937	14
Dongguan City Bi Man Yuan Garden Greenery Engineering Co. Limited	16b	393,740	3	1,141,242	12
Dongguan City Lu Yi Garden Greenery Engineering Co. Limited	16b	222,275	2	834,377	9
Changan Town Construction Engineering Limited		-	-	645,860	7
Dongguan City Jia Ye Garden Greenery Engineering Limited	16b	183,668	2	624,109	7
Dongguan City Urban District Garden Greenery Engineering Limited		-	-	571,285	6
Dongguan City Garden Greenery Engineering Limited	16b	1,076,926	9	1,367,380	15
Henam District Huanghe River Garden Greenery Engineering Co. Ltd	16b	1,931,576	17	-	-
Mu Dan Jiang City Civil Engineering Contruction Co. Limited	16b	3,624,140	31	-	-
		11,676,141	100	9,282,281	100
Note 16b:
The whole list of top customers on greenery construction projects and seed trading has provided the Group with 8 contracts with an aggregate Contract Revenue of RMB60,051,992 (US$8,769,103) for year ended June 30, 2009. The Group has considered there is no single customer being dominant in the provision for such revenue to the Group and the Group would continue to diversify its greenery projects source from any other sources to mitigate any possible overconcentration risk in certain customers.

17.        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (ASC 105), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual years ending after June 15, 2009 (our year ended June 30, 2009).  We are currently unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 167 (ASC 810-10-051), Amendments to FASB Interpretation No. 46(R).  This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In June, 2009, the FASB issued SFAS No. 166 (ASC 860), Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 (our fiscal year beginning July 1, 2010), or January 1, 2010 for companies reporting on a calendar year basis.  We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

In May 2009, the FASB issued SFAS No. 165 (ASC 855), “Subsequent Events.”  This Statement sets forth: 1) the year after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This Statement is effective for interim and annual years ending after June 15, 2009.  The Group adopted this Statement in the year ended June 30, 2009. This Statement did not impact the consolidated financial results.

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

18.	SUBSEQUENT EVENT

Stock Issued for Cash

In connection with our private placement completed in July 2009, the Company issued 166,000 shares of our common stock to 296 Investors at $3.00 per share for an aggregate purchase price of $498,000.

Stock Issued In Share Exchange

Pursuant to the Share Exchange Agreement on August 13, 2009, we issued 5,177,500 shares of our common stock to the Glorious Pie Shareholder in exchange for 100% of the outstanding shares of Glorious Pie.

19	RESTATEMENT

The financial statements have been restated in aggregated amount $2,618,750 to properly expense of share-based compensation amount $2,568,750 (note 13) to the Company’s director and consultants and compensation to an executive officer and shareholder amount $50,000 (note 12). The effect on the financial statement is stated as followings:

For the Year Ended June 30, 2009	As Reported	Adjustment	As Restated
	$	$	$
Consolidated Statements of Operations and Other Comprehensive Income

General and administrative expenses	106,087	2,618,750	2,724,837

Income before tax	6,153,898	(2,618,750)	3,535,148

Net income	6,081,842	(2,618,750)	3,463,092

Net Earnings Per Share – Basic and Diluted	1.16	(0.50)	0.66

Weighted Average Shares Outstanding	5,227,500	-	5,227,500

For the Year Ended June 30, 2009	As Reported	Adjustment	As Restated
	$	$	$
Consolidated Balance sheet

Accrued compensation	-	2,568,750	2,568,750

Total current liability and total liability	171,112	2,568,750	2,739,862

Retained earnings	10,429,937	(2,618,750)	7,811,187

For the Year Ended June 30, 2009	As Reported	Adjustment	As Restated
	$	$	$
Consolidated Statement of Cash Flow

Net income	6,081,842	(2,618,750)	3,463,092

Increase in accrued compensation	-	2,618,750	2,568,750

Net cash from operating activities	1,953,075	-	1,903,075

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

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Annual Report, our President and Chief Executive Officer and our Chief Financial Officer (the “Certifying Officers”), conducted evaluations of our disclosure controls and procedures.  As defined under Sections 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on this evaluation, the our President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were, due to certain factors, not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal year ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tai Chi Yip	2009	50,000 (1)							50,000
Chief Executive Officer	2008	50,000 (1)							50,000

(1)  Compensation earned was invested into business and was considered additional paid in capital at June 30, 2009and 2008.

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

CHINA GREEN, INC.

Date: February 9, 2011	By:	/s/ Tai Chi Yip
Tai Chi Yip Chief Executive Officer Chief Financial Officer