Form 10-Q
period 2010-12-31
GREEN SOLUTIONS CHINA, INC.
filed 2011-02-11
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GREEN SOLUTIONS CHINA, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	333-166747	75-3269182
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

Room 3601, the Centre, Queen’s Road no.99
Central, Hong Kong
 (Address of Principal Executive Offices)
 _______________

(852) 3691-8831
 (Issuer Telephone number)
_______________

CHINA GREEN, INC.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of February 11, 2011:  6,514,750 shares of Common Stock.

Index

GREEN SOLUTIONS CHINA, INC.

FORM 10-Q

December 31, 2010

i

Index

Item 1. Financial Information

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)
(Stated in US dollars)

GREEN SOLUTIONS CHINA, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
Page(s)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	1

CONDENSED CONSOLIDATED BALANCE SHEETS	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4-19

ii

Index

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNADUITED)
(Stated in US dollars)

		Three months ended	Three months ended	Six months ended	Six months ended
	Note	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Service income	9	$2,641,134	$3,952,395	$5,245,841	$7,449,119

Cost of services	9	(1,690,933)	(1,591,337)	(3,221,779)	(3,175,379)

Gross profit	9	950,201	2,361,058	2,024,062	4,273,740

General and administrative expenses		(94,160)	(28,384)	(212,929)	(51,316)

Income before taxation	10	856,041	2,332,674	1,811,133	4,222,424

Income tax	10	-	(10,243)	-	(48,666)

Net income		856,041	2,322,431	1,811,133	4,173,758

Other comprehensive income - Foreign currency translation adjustments		234,379	(19,883)	512,783	(40,135)

Total comprehensive income		$1,090,420	$2,302,548	$2,323,916	$4,133,623

Net income per share – basic and diluted		$0.13	$0.37	$0.28	$1.01

Weighted average number of shares		$6,514,750	$6,249,750	$6,514,750	$4,183,167

The annexed notes form an integral part of these financial statements.

Index

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND JUNE 30, 2010
(Stated in US dollars)

		As of	As of
		December 31, 2010	June 30, 2010
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	3	$911,148	$1,141,108
Accounts receivables	4	3,764,437	3,898,480
Deposit paid for labor services		2,700,485	2,228,619
Deposit paid for contract procurements	5	3,735,744	2,629,028
Deposit paid for hotel investment negotiation	6	5,511,875	3,963,761
Rental deposit		35,244	35,244

Total current assets		16,658,933	13,896,240

Plant and equipment, net	7	2,272,924	2,697,473

Total non-current assets		2,272,924	2,697,473

TOTAL ASSETS		$18,931,857	$16,593,713

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses		$51,728	$41,484
Accrued share-based compensation		-	-
Tax payable		137,160	133,196

TOTAL LIABILITIES		188,888	174,680

CONTINGENCIS AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value, 100,000,000 share shares authorized, none issued and outstanding)		-	-
Common stock ($0.00001 par value, 500,000,000 shares; shares authorized, 6,514,750 shares issued and outstanding)	8	65	65
Additional paid-in capital	8	4,008,511	4,008,511
Accumulated comprehensive income		1,395,799	883,016
Retained earnings		13,338,594	11,527,441

TOTAL STOCKHOLDERS’ EQUITY		18,742,969	16,419,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$18,931,857	$16,593,713

The annexed notes form an integral part of these financial statements.

Index

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)
(Stated in US dollars)

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31,, 2009

Cash flows from operating activities
Net income	$856,041	$2,322,431	$1,811,133	$4,173,758
Depreciation	250,329	133,079	496,486	265,193
Decrease / (Increase) in accounts receivables	284,298	(552,566)	134,044	(2,760,820)
Increase in deposit paid for labor service	(684,988)	-	(471,866)	-
Increase in contract procurements	(466,112)	-	(1,106,717)	-
Increase in deposit paid for hotel investment negotiation	(444,181)	(1,898,265)	(1,548,112)	(1,898,265)
Increase in accrued expenses	1,607	54,518	10,243	59,402
Increase in tax payable	-	10,249	-	48,556
Decrease in amount due to a shareholder	-	(24,638)	-	(23,899)
Decrease in amount due to a director	-	(64,376)	-	(64,499)

Net cash from operating activities	$(203,007)	$(19,568)	$(674,790)	$(200,574)

Cash flows from investment activities
Purchase of plant and equipment	-	(17,339)	-	(17,339)

Net cash used in investment activities	$-	$(17,339)	$-	$(17,339)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	497,997
Repayment of short-term loan	-	-	-	20

Net cash used in financing activities	$-	$-	$-	$498,017

Net increase in cash and cash equivalents	$(203,006)	$(36,907)	$(674,790)	$280,104

Effect of foreign currency translation on cash and cash equivalents	205,755	(20,164)	444,830	(29,924)
Cash and cash equivalents - beginning of period	908,399	1,156,708	1,141,108	849,457

Cash and cash equivalents - end of period	$911,148	$1,099,637	$911,148	$1,099,637

The annexed notes form an integral part of these financial statements.

Index

GREEN SOLUTIONS CHINA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Stated in US dollars)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Effect from November 29, 2010, the company changed its name from China Green, Inc. to Green Solutions China, Inc. (“Green Solutions” or the “Company”).

Green Solutions China, Inc. consists of Green Solutions China, Inc., Glorious Pie Limited (the “Glorious Pie”) and Earn Bright Development Limited (the “Earn Bright”) (Collectively named as the “Group”).  Green Solutions China, Inc. was incorporated in the State of Delaware on July 11, 2008. Glorious Pie Limited was incorporated in the British Virgin Islands on 12 June, 2006, under the International Business Companies Act, British Virgin Islands.  Earn Bright Development Limited, a wholly owned subsidiary of Glorious Pie, was incorporated in Hong Kong on December 17, 2008.

In connection with private placement of the Company completed in July 2009, the Company issued 166,000 shares of our common stock to 296 Investors at $3.00 per share for an aggregate purchase price of $498,000.

On August 13, 2009, the Company closed a share exchange and stock purchase transaction by issuing 10,355,000 shares of its common stock in exchange for 100% of the outstanding common stock of Glorious Pie.  This transaction was accounted for as a reverse acquisition and resulted in Glorious Pie becoming the accounting acquirer, whereby the historical financial statements of Green Solutions have become those of Glorious Pie.

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

The consolidated financial statements are prepared on the basis with assumption the reverse merger was undergone at the beginning of July 1, 2007.  The historical consolidated financial statements of the Company will be those of Green Solutions China, Inc. and of the consolidated entities from the July 1, 2007, the date of merger, and subsequent.

The consolidated financial statements for the Company for the six months ended December 31, 2010 and 2009, includes the financial statements of Green Solutions China, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Inter-company transactions and balances are eliminated in consolidation.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

As of December 31, 2010, the particulars of the subsidiaries are as follows:

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

c)     Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of December 31, 2010 and June 30, 2010, there were cash and cash equivalents of $911,148 and $1,141,108 respectively.

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

e)  Accounting for the Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At December 31, 2010, the Group did not recognize any impairment loss.

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

The functional currency of the wholly-owned subsidiaries is the RMB and Hong Kong dollar respectively. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 740 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency translation gains and losses are included in current operations.

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009
Period ended RMB : US$ exchange rate	6.6118	6.837	6.6118	6.837
Average period RMB : US$ exchange rate	6.6667	6.836	6.7237	6.839

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

For the six months ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

During the six months ended December 31, 2010 and 2009, the Company is organized into three main business segments: greenery construction consultancy, greenery maintenance and hotel management.

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

Hotel management services include applying eco-engineering concepts to renovate the Carnival City Hotel, Health City Hotel and Yu Zu Tang located in Dongguan into eco-friendly hotels. The Group’s consultancy plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation.

The detail disclosure on segment information is set out in note 9 in the financial statement.

o)  Earnings per share

The Group computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of December 31, 2010 and June 30, 2010, the Group had no common stock equivalents that could potentially dilute future earnings per share.

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

Index

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	December 31, 2010	June 30, 2010

Cash at bank	$530,639	$1,002,875
Cash on hand	380,509	138,233
	$911,148	$1,141,108

4.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	December 31, 2010	June 30, 2010
Accounts receivables related to:

Hotel facilities	$221,742	$121,227
Greenery construction projects	3,424,358	3,645,067
Greenery maintenance projects	118,337	132,186
	$3,764,437	$3,898,480

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

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder as of December 31, 2010 and June 30, 2010 which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
Deposit for hotel investment negotiation	December 31, 2010	June 30, 2010

Dongguan City, Changan Town,	$302,187	$293,746
Xin Min Administration Region, Jianan Road Section

Shanghai Huaxun Holding Limited	1,382,529	1,343,798
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

Kang Zu Yuan Hotel	-	901,978
Dongguan City, Changan Town,
Zhen An Zhong Road, Section No. 269

Jiansu Dong'an Hotel	537,222	522,261
Jiansu Dong'an Technopark

Carnival City Club Hotel	931,919	901,978
No. 358, Sha Tau Management Zone,
Chengan, Dongguan

Shan Tou City Long Hu District Bai Le Hotel Limited	989,953	-
Floor 1 and 2, West Unit of Xin Bao Carkpark,
Chang Jang Road Central, Long Hu District, Shan Tou

Shanghai Qingqiu Huaxun Investment Holding Limited	1,368,065	-
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

	$5,511,875	$3,963,761

Index

7.	PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	As of	As of
	December 31, 2010	June 30, 2010
At cost
Plant and equipment	$4,902,462	$2,648,609
Acquisition for the period / year	-	2,247,523
Exchange difference	145,921	6,330
	5,048,383	4,902,462
Aggregated depreciation
Beginning for the year	2,204,989	1,565,598
Charge for the year	496,486	633,062
Exchange difference	73,984	6,329
	2,775,459	2,204,989

Net book value	$2,272,924	$2,697,473

All of them depreciation charge were included in the cost of service. Management considers that there are no residual value for plant and equipment.

8.	COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The number of shares of common stock outstanding and additional paid-in capital at December 31, 2010 and June 30, 2010 is as follows:

	Common Stock		Additional paid-in
	Number	Amount	Capital	Amount

As of the date of inception 1	50,000	$0.5	$0.5	$1
Private placement on August 2009 2	166,000	1.5	497,998.5	498,000
Share issued for compensation on August 2009 3	856,250	8.5	2,568,741.5	2,568,750
Share issued for takeover a subsidiary 4	5,177,500	52.0	52.0	104
Share issued for compensation on for the three months ended March 31, 2010 5	265,000	2.5	794,997.5	795,000
	6,514,750	$65.0	$3,861,790.0	$3,861,855
Reversal of accrued compensation to an executive officer and shareholder for the year ended June 30, 2008	-	-	50,000.0	50,000
Reversal of accrued compensation to an executive officer and shareholder for the year ended June 30, 2009	-	-	50,000.0	50,000
Reversal of accrued compensation to an executive officer and shareholder for the year ended June 30, 2010	-	-	46,721.0	46,721
As of June 30, 2010 and December 31, 20106	6,514,750	$65.0	4,008,511.0	4,008,576

1 On July 17, 2008, Green Solutions China, Inc. issued 50,000 shares of common stock to Mr. Wa Kei Anthony Wong, former president and director, at par value USD0.00001 as the founder shares as compensation for the services that he rendered in connection with the Company’s incorporation.

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

4 On August 12, 2009, Green Solutions China, Inc. acquired all of the issued and outstanding common stock of Glorious Pie Limited by issuing 5,177,500 common shares to the Glorious Pie Limited Shareholder under a Share Exchange and Stock Purchase Agreement with Glorious Pie Limited.

5 For the three months ended March 31, 2010, the Company has newly issued total 265,000 shares of comment stock at par value as compensation for non-employees.

Index

6 The Company effectuated a 2:1 reverse stock split during the quarter ended March 31, 2010. The Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding. All statements are reversely stated in accordance with SAB Topic 4C.

As of December 31, 2010 and June 30, 2010, the Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding.

9.	BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction and maintenance projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to ASC 250, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Three months ended	Three months ended	Three months ended	Three months ended
	December 31, 2010	December 31, 2010	December 31, 2010	December 31, 2010

Revenue from external customers	$1,904,852	$117,357	$618,925	$2,641,134

Cost of sales	(1,330,869)	(82,737)	(277,327)	(1,690,933)

Gross profit	$573,983	$34,620	$341,598	$950,201

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Three months ended	Three months ended	Three months ended	Three months ended
	December 31, 2009	December 31, 2009	December 31, 2009	December 31, 2009

Revenue from external customers	$2,633,107	$604,481	$714,807	$3,952,395

Cost of sales	(1,166,347)	(274,357)	(150,633)	(1,591,337)

Gross profit	$1,466,760	$330,124	$564,174	$2,361,058

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Six months ended	Six months ended	Six months ended	Six months ended
	December 31, 2010	December 31, 2010	December 31, 2010	December 31, 2010

Revenue from external customers	$3,913,440	$117,357	$1,215,044	$5,245,841

Cost of sales	(2,593,434)	(82,737)	(545,608)	(3,221,779)

Gross profit	$1,320,006	$34,620	$669,436	$2,024,062

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Six months ended	Six months ended	Six months ended	Six months ended
	December 31, 2009	December 31, 2009	December 31, 2009	December 31, 2009

Revenue from external customers	$4,841,085	$1,208,514	$1,399,520	$7,449,119

Cost of sales	(2,329,503)	(548,511)	(297,365)	(3,175,379)

Gross profit	$2,511,582	$660,003	$1,102,155	$4,273,740

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	December 31, 2010	December 31, 2010	December 31, 2010	December 31, 2010

Segment non - current assets	$-	$-	$2,272,924	$2,272,924

Segment current assets
(excluding cash and cash equivalents and rental deposit)	$9,689,740	$289,187	$5,733,614	$15,712,541

Segment current liability	$-	$-	$-	$-

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010

Segment non - current assets	$-	$-	$2,697,473	$2,697,473

Segment current assets
(excluding cash and cash equivalents)	$8,502,714	$132,186	$4,084,988	$12,719,888

Segment current liability	$-	$-	$-	$-

Index

10.	TAXATION

Income/ (loss) before tax consisted of the following:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

United States (a)	$(40,230)	$(6,129)
PRC (b)	896,271	2,338,803
Hong Kong (c)	-	-
BVI (d)		-
	$856,041	$2,332,674

Component subjected to tax expense (benefit) consisted of the following:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

United States	$-	$-
PRC (b) (i)	-	197,385
Hong Kong	-	-
BVI	-	-
	$-	$197,385

Tax expense consisted of the following:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

United States	$-	$-
PRC (b) (iv)	-	10,243
Hong Kong	-	-
BVI	-	-
	$-	$10,243

a.	United States Tax

The Company has a net operating loss carry forward at December 31, 2010 for tax purposes totaling $3,782,338, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Index

	Three months ended	Year ended
	December 31, 2010	June 30, 2010

Gross deferred tax assets:
Net tax loss carry forwards	$1,285,995	$1,204,154

Total deferred tax assets	1,285,995	1,204,154
Less: valuation allowance	(1,285,995)	(1,204,154)

Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2010 was $1,285,995. The net change in valuation allowance during the six months ended December 31, 2010, was an increase of $81,841.   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

The actual tax benefit differs from the expected tax benefit for the six months ended December 31, 2010 and year ended June 30, 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	Three months ended	Year ended
	December 31, 2010	June 30, 2010

Expected tax expense (benefit) – Federal	$1,285,995	$1,204,154
Change in valuation allowance	(1,285,995)	(1,204,154)

Actual tax expense (benefit)	$-	$-

b.	PRC Tax

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law replaces the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and became effective on January 1, 2008. However, there will be a transition year for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises may continue to enjoy the lower rate and will transit into the new rate over a five year beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

Index

The tax exemption was terminated on January 2, 2009. The estimated tax savings for the six months ended December 31, 2008 amounted to $107,108. If the income tax had been applied, the basic and diluted earnings per share would have been decreased by $Nil and $Nil per share for the six months ended December 31, 2010 and 2009 respectively.

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

(i) The components subjected to tax expense (benefit) consisted of the following:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

Business Tax (b) (ii)	$-	$8,935
Enterprises Income Tax (b) (ii)	-	1,308

	$-	$10,243

(ii) Calculation for component subjected to Business Tax and Enterprises Income Tax consisted of followings:

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

Turnover for the period	$2,641,134	$3,952,395
Less: Net of withholding turnover by greenery projects (1,2)	(2,022,209)	(3,237,588)
Net of withholding turnover by hotel consulting (1,3)	(618,925)	(536,107)

Turnover subject to provision for Business Tax (3)	-	178,700
Less: Costs and expenses (4)	-	(160,014)

Income subject to provision for Enterprises Income Tax	$-	$18,686

	Three months ended	Three months ended
	December 31, 2010	December 31, 2009

Business Tax at 5% of (b) (ii)	$-	$8,935
Enterprises Income Tax at 7% of (b) (iii)	-	1,308

Income tax expense	$-	$10,243

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

	As of	As of
	December 31, 2010	June 30, 2010

Tax at the statutory tax rate of applicable in jurisdictions:

- Business Tax	$-	$38,105
- Enterprises Income Tax	-	22,367
	-	60,472
Balance brought forward	133,196	72,303
Foreign exchange translation	3,964	421

Tax payable	$137,160	$133,196

Index

c.	Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the three months ended December 31, 2010 and year ended June 30, 2010.

d.	BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the years presented.

A reconciliation of the statutory U.S. federal tax rate and effective tax rate is as follows:

	Six months ended	Six months ended
	December 31, 2010	December 31, 2009

Tax expense at statutory rate – US	34.00%	34.00%
Earning in jurisdictions taxed at rate different from statutory rate in US	(22.00%)	(22.00%)
Income withheld under PRC Tax jurisdiction	(12.00%)	(11.60%)
Effective tax rate	0.00%	0.40%

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the six months ended December 31, 2010 and year ended June 30, 2010.

11.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 1 year with fixed monthly rentals, expiring on March 31, 2011, and generally did not contain significant renewal options. Total rent expenses for the six months ended December 31, 2010 and 2009 was $46,722 and $Nil, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ended June 30, 2011	$37,378

(b)      Contingencies

There are no foreseeable contingencies for the three months ended December 31, 2010 and 2009.

Index

12.     SIGNIFICANT CONCENTRATION

The Group’s revenue derived from major customers for the three months ended  December 31, 2010 and 2009 are as follows:

	Six months ended December 31, 2010
		Percentage of
	Revenue	total revenue

Dongguan Garden Project Co.	$3,913,440	75%
Dongguan Carnival City Hotel	888,582	17%
	$4,802,022	92%

	Six months ended December 31, 2009
		Percentage of
	Revenue	total revenue

Fujian Tingli Construction Group Co., Ltd.	$3,232,536	43%
Henam District Huanghe River Garden Greenery Engineering Co. Ltd	1,608,594	22%
Dongguan Carnival City Hotel	694,724	9%
	$5,535,853	74%

13.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Green Solutions China, Inc. (formerly known as China Green, Inc., formerly known as China Eco-Hospitality Operations, Inc.) is a blank check company formed on July 11, 2008 as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its principal operations in an eco-friendly industry. On August 13, 2009, we entered into a Share Exchange and Stock Purchase Agreement with Glorious Pie, the Glorious Pie Shareholder and the Representative of our Investors. At the Closing, pursuant to the terms of the Share Exchange and Stock Purchase Agreement, we acquired all of the issued and outstanding common stock of Glorious Pie from the Glorious Pie Shareholder in exchange for our issuance of 10,355,000 common shares to the Glorious Pie Shareholder (the “Exchange Shares”). The Exchange Shares represented approximately 82.84% of our common stock issued and outstanding after the closing of the Share Exchange. As a result of the Share Exchange, Glorious Pie became our wholly-owned subsidiary.

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

Index

We outsource the labor related to our project construction work to subcontractors. A deposit is required by the Chinese government during the contract bidding process. We provide the funding needed for the required deposit. We reserve the right to recall these deposits in the event that we have decreased demand for labor services or other business or liquidity reasons with a 45-day written notice. We subcontract project managers in the PRC who monitor and oversee the progress of each project.  We currently have six such subcontractors under contract. Three of these subcontractors have entered into services agreements and three have entered into suppliers agreements.  The following are the subcontractors:

–	Liming He, entered into a Suppliers Agreement on September 4, 2006;
–	Shuangceng Wang, entered into a Suppliers Agreement on September 4, 2006
–	Qinlin Zhang, entered into a Suppliers Agreement on September 4, 2006
–	Xuhua Yang, entered into a Services Agreement on September 11, 2006
–	Bin Li, entered into a Services Agreement on March 28, 2010;
–	Shuangnan Lo, entered into a Services Agreement on March 28, 2010

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

Since our inception, we have applied our services and eco-engineering applications to the Carnival City Hotel, the Health City Hotel (formerly known as the Kancheng Massage Centre) located in Dongguan and the Yu Zu Tang Hotel. Our consulting plans generally include site assessment, energy optimization applications, resource efficiency planning, material selection and equipment installation. In return, we signed two separate seven-year term revenue-sharing consulting agreements to receive 35% of the revenues from the Carnival City Hotel and the Health City Hotel, respectively, with a guaranteed monthly minimum of RMB 300,000 and RMB 100,000 or approximately $45,373 and $15,124, respectively, through June 2013.  To date, each hotel has generated revenue each month which has provided us with cash in excess of the monthly minimums each month since we entered into them. To date, we have generated $8,647,884 and $3,170,822 in revenue attributed to Carnival City Hotel and Health City Hotel, respectively. The new revenue-sharing consulting agreement that we have entered into with Yu Zu Tang Hotel will entitle us to 20% of Yu Zu Tang’s revenues with a guaranteed monthly minimum of RMB 100,000 through April 2017. We began recording revenue from Yu Zu Tang in July 2010 and have recorded accumulated revenue of $190,320 as of December 31, 2010.

We may purchase new property, plant and equipment as an investment into our business in accordance with the needs of our customers. To date, we have purchased an aggregate of $2,247,523 in new assets for the Yu Zu Tang, Carnival City Hotel and Health City Hotel locations for the twelve months ended June 30, 2010,. We retain ownership of all new and previously purchased assets through revenue sharing agreements we enter into with the hotels. The revenue sharing agreements stipulate that we retain ownership of any property, plant and equipment we purchase for the hotel for the time period covered by the agreement. Therefore, if a revenue sharing agreement prematurely expires, or is terminated, all assets previously purchased by us in conjunction with the agreement, are returned to us. In the event that the asset is a leasehold improvement, and cannot be physically returned to us, the hotel is required to pay us the asset’s undepreciated balance as of the date the contract ceases. The purchasing of such assets is necessary for the transformation of the hotel and we believe we will be compensated for our investment through the increase in revenue the hotel will generate as a result of our investment.

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

The World Expo took place in Shanghai from May 1, 2010 thru October 31, 2010.  In preparation for the World Expo, many hotels increased their capacity in order to meet temporary customer demands. Since the World Expo has ended, these hotels are experiencing an oversupply of available rooms. We are currently targeting these Shanghai hotels to expand our hotel consulting services by providing hotel owners with consulting services as a way to improve profitability and competitiveness of their hotels. As Shanghai continues to be a fast-growing city in China, the long-term demand for hotels is expected to remain strong. We believe that Shanghai residents and travelers will be receptive to eco-friendly hotel concepts given the local pollution problems, relatively higher education levels and increasing awareness of environmental issues both locally and globally.

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

Our marketing strategy is focused on positioning our company as a leader in eco-engineering that specializes in landscaping and eco-friendly development. We execute our strategy by further improving our reputation in construction consulting and developing our ECHOO brand in eco-property consulting. At present, our management is responsible for marketing our services through regional channels and industry events. We also leverage cross-selling opportunities between our three business segments. In the future, we plan to hire professional marketing and public relations staff and external agencies to increase awareness of our ECHOO brand. We will allocate resources on regional exhibitions, conferences, educational events, to broaden our brand exposure.

RESULTS OF OPERATIONS

Three Months ended December 31, 2010 Compared to the Three Months ended December 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three months	Three month
	Ended	Ended
	December 31,	December 31,
	2010	2009

Service Income	$2,641,134	$3,952,395
Cost of services	(1,690,933)	(1,591,337)
Gross profit	950,201	2,361,058
General and administrative expenses	(94,160)	(28,384)
Income before taxation	856,041	2,332,674
Income tax	-	(10,243)
Net income	$856,041	$2,322,431

Service Income.   Our service income for the three months ended December 31, 2010 was $2,641,134 as compared to $3,952,395 for the three months ended December 31, 2009, a decrease of $1,311,261 or approximately 33.2%. Decrease in our service income was mainly attributable to Greenery Construction Consulting segment, which decreased by $728,255 and Greenery Maintenance Consulting segment, which decreased by $487,124 for the three months ended December 31, 2010 as compared with the same period in 2009. It was because we had less greenery construction and maintenance projects conducted during the period.

Income from our greenery construction consulting segment decreased by $728,255 for the three months ended December 31, 2010, as compared with the same period in 2009. For the three months ended December 31, 2010, we had two completed carried-over projects from last quarter and two new on-going Greenery Construction Consulting projects. The two completed projects are Shahe River Greenery Project Phase II and Gaobu Town Plaza Project Part III Phase II with revenues $584,404 and $300,823 respectively. The two new on-going projects are Shahe River Greenery Project Phase III and Gaobu Town Plaza Project Part III Phase III with revenues of $447,597 and $572,028 respectively. These projects had contributed to 100% of our greenery construction consulting revenue. We had focused our efforts on a smaller number of larger scale projects as compared with focusing on volume in the prior year. Typically larger projects require us to be on site for a longer period of time, thus allowing us to build strong long term relationships with our customers. Further, the profit margin on a larger project is typically greater than the margins yielded on completing many smaller projects. Our revenue per project was $476,213 for the three months ended December 31, 2010.

Income from our greenery maintenance consulting segment decreased by $487,124 for the three months ended December 31, 2010, as compared with the same period in 2009. It was because we found less profitable greenery maintenance projects as labour cost and material cost increased for the three months ended December 31, 2010. For the three months ended December 31, 2010, we had one new Greenery Maintenance Consulting project. It is Garden Road Upgrade Maintenance Project with revenue of $117,357.

Income from our hotel consulting segment decreased by $95,882 for the three months ended December 31, 2010, as compared with the same period in 2009. The decrease in hotel consulting and facilities was mainly attributable to the reduced revenue of Health City Hotel in October and November. The hotel was closed in August and September due to renovation. Fewer customers to come in the three months ended Dec 31, 2010 because they were not noticed about the hotel reopening. Management expects the total revenue to improve as the hotel starts to operate in full capacity.

Index

Cost of Services. Our cost of services for the three months ended December 31, 2010 was $1,690,933 as compared to $1,591,337 for the three months ended December 31, 2009, a increase of $99,596 or approximately 6.3%. The increase of our cost of services was mainly attributable to the increased labour cost and material cost of Greenery Construction Consulting projects. Depreciation expenses of hotel equipment also increased with more property, plant, and equipment invested in hotels.

Cost of sales of our greenery construction projects increased from $1,166,347 to $ 1,330,869. The increase in cost was attributable to the increase in labor costs and material costs.

Cost of sales of our greenery maintenance projects decreased from $274,357 to $82,737. The decrease was attributed to less profitable projects conducted in which labour and material cost increased during the three months ended December 31, 2010.

The major cost of services of our hotel consulting business is the depreciation of hotel equipment. There was a $117,250 or 88.1% increase in depreciation of hotel equipment compared to the same period last year, as we acquired $2,247,523 of new equipment, fixtures, and furniture in the twelve months ended June 30, 2010.

Gross Profit. For the three months ended December 31, 2010 as compared to the three months ended December 31, 2009, we generated gross profit of $950,201 and $2,361,058, respectively, reflecting a decrease of $1,410,857 or approximately 59.8%. Our gross profit margin (gross profit divided by revenue) decreased from approximately 59.7% for the three months ended December 31, 2009 to approximately 36.0% for the same period ended 2010, representing a decrease of 23.7%. This was attributed to a decrease in profit margin in Greenery Construction Consulting which decreased from 55.7% to 30.1%. Our gross profit margin in this business segment decreased as labor and material costs increased. The Management believes that the profit margin will maintain at this level as the Company is likely to face high labor and material costs in a near future.

The gross profit margin on our Eco-friendly Property Consulting and Development business decreased from 78.9% to 55.2% due to the decrease in hotel consulting revenue and increase in depreciation expense. Management expects profit margins to decrease as depreciation expense increases due to our new investment on new property, plant, and equipment for the twelve months ended June 30, 2010.

General and Administrative Expenses. We incurred general and administrative expenses of $94,160 for the three months ended December 31, 2010, an increase of $65,776 or 231.7%. Our general and administrative expenses increased as our rental expense and salaries expense increased by $34,805, and $28.513 respectively.

Net Income. We had net income of $856,041 for the three months ended December 31, 2010 as compared to net income $2,322,431 for the three months ended December 31, 2009, representing a decrease of $1,466,390 or approximately 63.1%. The decrease in our net income was largely due to decrease of gross profit and increase of administrative expenses.

Six Months ended December 31, 2010 Compared to the Six Months ended December 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Six months	Six month
	Ended	Ended
	December 31,	December 31,
	2010	2009

Service Income	$5,245,841	$7,449,119
Cost of services	(3,221,779)	(3,175,379)
Gross profit	2,024,062	4,273,740
General and administrative expenses	(212,929)	(51,316)
Income before taxation	1,811,133	4,222,424
Income tax	-	(48,666)
Net income	$1,811,133	$4,173,758

Service Income.   Our service income for the six months ended December 31, 2010 was $5,245,841 as compared to $7,449,119 for the six months ended December 31, 2009, a decrease of $2,203,278 or approximately 29.6%. Decrease in our service income was mainly attributable to Greenery Construction Consulting segment, which decreased by $927,645 and Greenery Maintenance Consulting segment, which decreased by $1,091,157 for the six months ended December 31, 2010 as compared with the same period in 2009. It was because we had less greenery construction and maintenance projects conducted during the period.

Index

Income from our greenery construction consulting segment decreased by $927,645 for the six months ended December 31, 2010, as compared with the same period in 2009. For the six months ended December 31, 2010, we had six new Greenery Construction Consulting projects. They are Shahe River Bank Greenery Project Phase I, Shahe River Bank Greenery Project Phase II, Shahe River Bank Greenery Project Phase III, Gaobu Town Plaza Project Part III Phase I, Gaobu Town Plaza Project Part III Phase II, and Gaobu Town Plaza Project Part III Phase III with revenues of $335,221, $1,350,623, $447,597, $207,066, $1,000,905, and $572,028, respectively. These projects have contributed to 100% of our greenery construction consulting revenue. We have focused our efforts on a smaller number of larger scale projects as compared with focusing on volume in the prior year. Typically larger projects require us to be on site for a longer period of time, thus allowing us to build strong long term relationships with our customers. Further, the profit margin on a larger project is typically greater than the margins yielded on completing many smaller projects. Our revenue per project has decreased to $652,240 for the six months ended December 31, 2010, as compared with the same period in 2009.

Income from our greenery maintenance consulting segment decreased by $1,091,157 for the six months ended December 31, 2010, as compared with the same period in 2009. It was because we found less profitable greenery maintenance projects for the three months ended December 31, 2010. For the six months ended December 31, 2010, we had one new Greenery Maintenance Consulting project. It is Garden Road Upgrade Maintenance Project with revenue of $117,357.

Income from our hotel consulting decreased by $184,476 for the six months ended December 31, 2010, as compared with the same period in 2009. The decrease in hotel consulting and facilities was mainly attributable to the close of Health City Hotel in August and September due to renovation. Fewer customers to come in the three months ended Dec 31, 2010 because they were not noticed about the hotel reopening. Management expects the total revenue to improve as the hotel starts to operate in full capacity.

Cost of Services. Our cost of services for the six months ended December 31, 2010 was $3,221,779 as compared to $3,175,379 for the six months ended December 31, 2009, a increase of $46,400 or approximately 1.5%. The increase of our cost of services was mainly attributable to the increased labour cost and material cost of Greenery Construction Consulting projects. Depreciation expenses of hotel equipment also increased with more property, plant, and equipment invested in hotels.

Cost of sales of our greenery construction projects increased from $2,329,503 to $ 2,593,434. The increase in cost is attributable to the increase in labor costs and material costs. Our gross margin in this segment decreased from 51.9% to 33.7% for the six months ended December 31, 2010.

Cost of sales of our greenery maintenance projects decreased from $548,511 to $82,737. The decrease was attributed to less profitable projects conducted and higher labour and material cost for each project engaged during the three months ended December 31, 2010.

The major cost of services of our hotel consulting business is the depreciation of hotel equipment. There was a $231,293 or 187.2% increase in depreciation of hotel equipment compared to the same period last year, as we acquired $2,247,523 of new equipment, fixtures, and furniture in the twelve months ended June 30, 2010.

Gross Profit. For the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, we generated gross profit of $2,024,062 and $4,273,740, respectively, reflecting a decrease of $2,249,678 or approximately 52.6%. Our gross profit margin (gross profit divided by revenue) decreased from approximately 57.4% for the six months ended December 31, 2009 to approximately 38.6% for the same period ended 2010, representing a decrease of 18.8%. This was attributed to a decrease in profit margin in Greenery Construction Consulting which decreased from 51.9% to 33.7%. Our gross profit margin in this business segment decreased as labor and material costs increased. The Management believes that the profit margin will maintain at this level as the Company is likely to face high labor and material costs in a near future.

The gross profit margin on our Eco-friendly Property Consulting and Development business decreased from 78.8% to 55.1% due to the decrease in hotel consulting revenue and increase in depreciation expense. Management expects profit margins to decrease as depreciation increases due to our new investment on new property, plant, and equipment for the twelve months ended June 30, 2010.

General and Administrative Expenses. We incurred general and administrative expenses of $212,929 for the six months ended December 31, 2010, an increase of $161,613 or 314.9%. Our general and administrative expenses increased as our rental expense and salaries expense increased by $60,204, and $55,869 respectively.

Net Income. We had net income of $1,811,133 for the three months ended December 31, 2010 as compared to net income $4,173,758 for the six months ended December 31, 2009, representing a decrease of $2,362,625 or approximately 56.6%. The decrease in our net income was largely due to decrease of gross profit and increase of administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and cash equivalents of $911,148, and incurred an accumulated net income of $13,338,594.

Index

 The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended
	December 31, 2010	December 31, 2009

Net Cash used in Operating Activities	$(206,221)	$(19,568)
Net Cash used in Investment Activities	-	(17,339)
Net Cash generated from Financing Activities	-	-
Net (decrease)/increase in Cash and Cash Equivalents	(206,221)	(36,907)
Effect of Foreign Currency Translation	208,970	(20,164)
Cash, Beginning of Period	908,399	1,156,708
Cash, End of Period	$911,148	$1,099,637

Comparison of the three months ended December 31, 2010 to the three months ended December 31, 2009

Net cash used in operating activities was $206,221 for the three months ended December 31, 2010, compared to net cash used in operations of $19,568 for the three months ended December 31, 2009. The $186,653 increase was primarily due to smaller sales coupled with an increase in deposit paid for labor service. Our deposit paid for labor service increased by $684,988 in the three months ended December 31, 2010. It was because the labor and material cost increased during the period. We deposited $408,490, $399,299, $577,497, $494,998, $170,849 and $649,352 for Gaobu Town Plaza Project Part III Phase II, Gaobu Town Plaza Project Part III Phase III, Shahe River Bank Greenery Project Phase II,  Shahe River Bank Greenery Project Phase III, Garden Road Upgrade Maintenance Project and Plaza North Road Upgrade Project.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	December 31, 2010	December 31, 2009

Net Cash used in Operating Activities	$(678,003)	$(200,574)
Net Cash used in Investment Activities	-	(17,339)
Net Cash generated from Financing Activities	-	498,017
Net (decrease)/increase in Cash and Cash Equivalents	(678,003)	280,104
Effect of Foreign Currency Translation	448,043	(29,924)
Cash, Beginning of Period	1,141,108	849,457
Cash, End of Period	$911,148	$1,099,637

Comparison of the six months ended December 31, 2010 to the six months ended December 31, 2009

Net cash used in operating activities was $678,003 for the six months ended December 31, 2010, compared to net cash used in operations of $200,574 for the six months ended December 31, 2009. The $477,429 increase was primarily due to smaller sales coupled with an increase in deposit paid for hotel investment negotiation. Our deposit paid for hotel investment negotiation increased by $1,548,112 in the six months ended December 31, 2010. Our management would like to expand our greenery hotel consulting business by cooperating with more hotels, and thus decided to increase deposits on hotel investment negotiation. We deposited $5,511,873 for new investment negotiations, which includes $302,187, $1,382,528, $537,221, $931,919, $989,953, and $1,368,065 to Dongguan City, Shanghai Huaxun Holding Limited, Jiansu Dong’an Hotel, Carnival City Club Hotel, Shan Tou City Long Hu District Bai Le Hotel Limited and Shanghai Qingqiao Huaxun Investment Holding Limited respectively. These deposits will be returned to us in the earlier of our request or at the end of the three month period, regardless of the negotiation results, unless our management extends the negotiation period. If the hotel fails to perform as stated in the Investment Negotiation Memorandum, they will be subjected to a penalty, equal to 20% of the deposit, and pay interest at the prime interest rate. Depending on the progress of the negotiations and our liquidity condition, the Company may increase or withdraw the deposits for hotel investment negotiation. Meanwhile, we have attempted to negotiate with Kang Zu Yuan Hotel but have later recalled $901,978 of deposits from Kang Zu Yuan Hotel, as our management decided to terminate the negotiations after thorough analysis of the risks and profitability associated with these projects.Our outstanding accounts receivable related to greenery construction projects at December 31, 2010 was $3,764,437. The balance was mainly contributed by Dongguan Garden Project Co. for four new Greenery Construction Consulting projects. They were Shahe River Bank Greenery Project Phase II, Shahe River Bank Greenery Project Phase III, Gaobu Town Plaza Project Part III Phase II, and Gaobu Town Plaza Project Part III Phase III. The balances are $1,363,609, $447,597, $1,012,770 and $572,027, respectively. Both amounts will be fully paid within 90 days after the completion of the projects.

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

Our outstanding accounts receivable related to hotel consulting as of December 31, 2010 was $219,906. This is the total amount that we are entitled to receive from the hotels as stated in the revenue-sharing consulting agreements. The amount is outstanding as both hotels are required to pay us within 15 days after the end of every month. Both hotels have paid us within the terms and on time since inception of both consulting agreements. Therefore, we do not believe it is necessary to introduce any provision of bad debt for these accounts. We also possess the rights to perform inspection on their sites and books of records. We can also remove the equipments and fixtures on their sites that are owned by us if we identify any adverse changes to the hotel owners’ ability and willingness to comply with the contract terms. At the moment, we are confident that the hotel owners will continue to pay us within the terms and on time.

Index

Net cash used in investment activities was Nil for the six months ended December 31, 2010, and December 31, 2009. The net cash used in investing activities was unchanged because we did not purchase any new property, plant and equipment for our ECHOO hotel projects for three months ended December 31, 2010.

Net cash used in financing activities was Nil for the six months ended December 31, 2010, compared to net cash used in financing activities of $498,017 for the six months ended December 31, 2009. The decrease of net cash from financing activities was primarily due to a $497,997 decrease in proceeds from issuance of common stock for the three months ended December 31, 2010 compared to the same period in 2009.

Subsequent to December 31, 2010, we have collected a total amount of $205,259 from our accounts receivable due as of December 31, 2010. The following is a breakdown of the accounts receivable that we have collected for amounts outstanding as of December 31, 2010:

Counterparty	Amount Collected	Date Amount Collected

Hotel Management
Carnival City Hotel	$157,566	January 15, 2010
Healthy City Hotel	$15,124	January 15, 2010
Yu Zu Tang Hotel	$32,569	January 15, 2010

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Company did not have any significant unrecognized uncertain tax positions.

Recently Issued Accounting Pronouncements

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

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

Item 4T.   Controls and Procedures

(a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

During the quarter ended December 31, 2010, in response to comments we received from the staff of the SEC, we restated our financial statements and related Management’s Discussion and Analysis of Financial Conditions of Operations for the fiscal ended June 30, 2009, which restatements are more fully described on Form 8-K filed with the SEC on August 4, 2010.

Index

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

The Certifying Officers assessed the effectiveness of our internal control over financial reporting during the fourth quarter of financial year ended June 30, 2010.  Management identified a material weakness related to the following:

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

Item 1A.   Risk Factors

Not applicable to smaller reporting companies.

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

Date: February 11, 2011	GREEN SOLUTIONS CHINA, INC.

	By:	/s/ Chi Yip Tai
Name: Chi Yip Tai
Title: President, Chief Executive Officer

By:	/s/ Wei Guo Wang
Name: Wei Guo Wang
Title: Chief Financial Officer