Form 10-Q
period 2011-03-31
GREEN SOLUTIONS CHINA, INC.
filed 2011-05-23
CIK 1445186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 23, 2011:  6,514,750 shares of Common Stock.

GREEN SOLUTIONS CHINA, INC.

FORM 10-Q

March 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US dollars)

GREEN SOLUTIONS CHINA, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS
Page(s)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME	1

CONDENSED CONSOLIDATED BALANCE SHEETS	2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4-19

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNADUITED)
(Stated in US dollars)

		Three months ended	Three months ended	Nine months ended	Nine months ended
	Note	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Service income	9	$1,521,324	$3,134,563	$6,767,165	$10,583,682

Cost of services	9	(4,358,298)	(1,254,690)	(7,580,078)	(4,430,067)

Gross (loss) / profit	9	(2,836,974)	1,879,873	(812,913)	6,153,615

General and administrative expenses		(721,312)	(851,134)	(934,241)	(902,452)

(Loss) / Income before taxation		(3,558,286)	1,028,739	(1,747,154)	5,251,163

Income tax	10	-	(11,782)	-	(60,448)

Net (loss) / income		(3,558,286)	1,016,957	(1,747,154)	5,190,715

Other comprehensive income - Foreign currency translation adjustments		163,782	2,467	676,564	(17,416)

Total comprehensive income		$(3,394,504)	$1,019,424	$(1,070,590)	$5,173,299

Net income per share – basic and diluted		$(0.55)	$0.16	$(0.27)	$0.84

Weighted average number of shares outstanding during the period – basic and diluted	$6,514,750	$6,338,084	$6,514,750	$6,184,056

The annexed notes form an integral part of these financial statements.

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND JUNE 30, 2010
(Stated in US dollars)

		As of	As of
		March 31, 2011	June 30, 2010
	Note	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	3	$438,160	$1,141,108
Accounts receivables	4	4,773,677	3,898,480
Deposit paid for labor services		1,075,179	2,228,619
Deposit paid for contract procurements	5	1,221,356	2,629,028
Deposit paid for hotel investment negotiation	6	5,954,108	3,963,761
Rental deposit		35,244	35,244

Total current assets		13,497,724	13,896,240

Plant and equipment, net	7	2,039,538	2,697,473

Total non-current assets		2,039,538	2,697,473

TOTAL ASSETS		$15,537,262	$16,593,713

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses		$50,307	$41,484
Accrued share-based compensation		-	-
Tax payable		138,452	133,196

TOTAL LIABILITIES		188,759	174,680

CONTINGENCIS AND COMMITMENTS	11

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value, 100,000,000 share shares authorized, none issued and outstanding)		-	-
Common stock ($0.00001 par value, 500,000,000 shares; shares authorized, 6,514,750 shares issued and outstanding)	8	65	65
Additional paid-in capital	8	4,008,511	4,008,511
Accumulated comprehensive income		1,559,580	883,016
Retained earnings		9,780,347	11,527,441

TOTAL STOCKHOLDERS’ EQUITY		15,348,503	16,419,033

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$15,537,262	$16,593,713

The annexed notes form an integral part of these financial statements.

GREEN SOLUTIONS CHINA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(Stated in US dollars)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Cash flows from operating activities
Net (loss) / income	$(3,558,286)	$1,016,957	$(1,747,154)	$5,190,715
Depreciation	253,975	150,423	750,461	415,616
Stock based compensation	-	795,000	-	795,000
(Increase) / decrease in accounts receivables	(1,009,241)	2,011,958	(875,197)	(748,862)
Decrease / (Increase) in deposit paid for labor service	1,625,306	(695,145)	1,153,440	(695,145)
Decrease / (Increase) in contract procurements	2,514,390	(95,406)	1,407,673	(95,406)
(Increase) / Decrease in deposit paid for hotel investment negotiation	(442,235)	(127,450)	(1,990,347)	(2,025,715)
(Decrease) / Increase in accrued expenses	(1,421)	37,503	8,822	96,905
Increase in tax payable	-	11,782	-	60,338
Decrease in amount due to a shareholder	-	-	-	(23,899)
Decrease in amount due to a director	-	-	-	(64,499)

Net cash (used in) / from operating activities	$(617,512)	$3,105,622	$(1,292,302)	$2,905,048

Cash flows from investment activities
Purchase of plant and equipment	-	(346,877)	-	(364,216)

Net cash used in investment activities	$-	$(346,877)	$-	$(364,216)

Cash flows from financing activities
Proceeds from issuance of common stock	-	5	-	498,022
Dividend paid	-	(2,194,234)	-	(2,194,234)

Net cash used in financing activities	$-	$(2,194,229)	$-	$(1,696,212)

Net (decrease) / increase in cash and cash equivalents	$(617,512)	$564,516	$(1,292,302)	$844,620
Effect of foreign currency translation on cash and
cash equivalents	144,524	2,351	589,354	(27,573)
Cash and cash equivalents - beginning of period	911,148	1,099,637	1,141,108	849,457

Cash and cash equivalents - end of period	$438,160	$1,666,504	$438,160	$1,666,504

The annexed notes form an integral part of these financial statements.

GREEN SOLUTIONS CHINA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The consolidated financial statements for the Company for the nine months ended March 31, 2011 and 2010, includes the financial statements of Green Solutions China, Inc., its 100% owned subsidiary, Glorious Pie Limited, and its wholly owned subsidiary, Earn Bright Development Limited. Inter-company transactions and balances are eliminated in consolidation.

In connection with the reverse acquisition and recapitalization, all share and per share amounts will be retroactively restated.

As of March 31, 2011, the particulars of the subsidiaries are as follows:

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

c)     Cash and Cash Equivalents

The Group considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.  As of March 31, 2011 and June 30, 2010, there were cash and cash equivalents of $438,160 and $1,141,108 respectively.

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

e)  Accounting for the Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At March 31, 2011, the Group did not recognize any impairment loss.

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

	Three months ended March 31, 2011	Three months ended March 31, 2010	Nine months ended March 31, 2011	Nine months ended March 31, 2010
Period ended RMB : US$ exchange rate	6.5501	6.8361	6.5501	6.8361
Average period RMB : US$ exchange rate	6.5713	6.8360	6.6610	6.8377

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

For the nine months ended March 31, 2011 and year ended June 30, 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011 and June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

During the nine months ended March 31, 2011 and 2010, the Company is organized into three main business segments: greenery construction consultancy, greenery maintenance and hotel management.

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

o)  Earnings per share

The Group computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2011 and June 30, 2010, the Group had no common stock equivalents that could potentially dilute future earnings per share.

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

3.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of the following:

	As of	As of
	March 31, 2011	June 30, 2010

Cash at bank	$280,670	$1,002,875
Cash on hand	157,490	138,233
	$438,160	$1,141,108

4.	ACCOUNTS RECEIVABLES

Accounts receivables consist of the following:

	As of	As of
	March 31, 2011	June 30, 2010
Accounts receivables related to:

Hotel facilities	$232,724	$121,227
Greenery construction projects	4,093,010	3,645,067
Greenery maintenance projects	447,943	132,186
	$4,773,677	$3,898,480

At the balance sheet date, most of the accounts receivables were related to greenery construction projects and their credit year is usually ranged from 90 days to 180 days.

5.	DEPOSIT PAID FOR CONTRACT PROCUREMENTS

Main contractors require the Company to put escrow money during negotiation of contract. Once the contract is successfully bided, the escrow money will be kept by the contractors until the contract has been completed. If the bid is fail, the escrow money will be refunded.

6.	DEPOSIT PAID FOR HOTEL INVESTMENT NEGOTIATION

The Group has placed the following amount of deposit being held in escrow by the counter-party for the negotiation for acquiring certain equity interest of the hotel facilities located hereunder as of March 31, 2011 and June 30, 2010 which gives comfort to the negotiating party that the Group shows its financial strength and capability to get the acquisition closed if the acquisition deal is reached:

	As of	As of
Deposit for hotel investment negotiation	March 31, 2010	June 30, 2010

Dongguan City, Changan Town,	$-	$293,746
Xin Min Administration Region, Jianan Road Section

Shanghai Huaxun Holding Limited	3,053,389	1,343,798
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

Kang Zu Yuan Hotel	-	901,978
Dongguan City, Changan Town,
Zhen An Zhong Road, Section No. 269

Jiansu Dong'an Hotel	-	522,261
Jiansu Dong'an Technopark

Carnival City Club Hotel	-	901,978
No. 358, Sha Tau Management Zone,
Chengan, Dongguan

Shanghai Qingqiu Huaxun Investment Holding Limited	2,900,719	-
No. 258, Mei Yuen Road, Jia Ding Area, Shanghai

	$5,954,108	$3,963,761

7.	PLANT AND EQUIPMENT, NET

Plant and equipment and being part of hotel facilities and consist of the following:

	As of	As of
	March 31, 2011	June 30, 2010
At cost
Plant and equipment	$4,902,462	$2,648,609
Acquisition for the period / year	-	2,247,523
Exchange difference	193,475	6,330
	5,095,937	4,902,462
Aggregated depreciation
Beginning for the year	2,204,989	1,565,598
Charge for the year	750,461	633,062
Exchange difference	100,949	6,329
	3,056,399	2,204,989

Net book value	$2,039,538	$2,697,473

All of them depreciation charge were included in the cost of service. Management considers that there are no residual value for plant and equipment.

8.	COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

The number of shares of common stock outstanding and additional paid-in capital at March 31, 2011 and June 30, 2010 is as follows:

	Common Stock		Additional paid-in
	Number	Amount	Capital	Amount

As of the date of inception 1	50,000	$0.5	$0.5	$1
Private placement on August 2009 2	166,000	1.5	497,998.5	498,000
Share issued for compensation on August 2009 3	856,250	8.5	2,568,741.5	2,568,750
Share issued for takeover a subsidiary 4	5,177,500	52.0	52.0	104
Share issued for compensation on for the three months ended March 31, 2010 5	265,000	2.5	794,997.5	795,000
	6,514,750	$65.0	$3,861,790.0	$3,861,855
Reversal of accrued compensation to an executive officer and shareholder for the year ended June 30, 2008	-	-	50,000.0	50,000
Reversal of accrued compensation to an executive officer and shareholder for the year ended June 30, 2009	-	-	50,000.0	50,000
Reversal of accrued compensation to an executive officer and shareholder for the year ended June 30, 2010	-	-	46,721.0	46,721
As of June 30, 2010 and March 31, 20116	6,514,750	$65.0	4,008,511.0	4,008,576

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

As of March 31, 2011 and June 30, 2010, the Company has 500,000,000 shares of common stock authorized and 6,514,750 shares of common stock issued and outstanding.

9.	BUSINESS SEGMENT

The Group is engaged in provision of designing and consultancy services in hotel facilities and also involved in provision of engineering services to greenery construction and maintenance projects, which include, but is not limited to, provision of seedling and skillful workers to those construction projects.

Segment information is disclosed in accordance to ASC 250, “Disclosures about Segments of an Enterprise and Related Information” as below:

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Three months ended	Three months ended	Three months ended	Total Three months ended
	March 31, 2011	March 31, 2011	March 31, 2011	March 31, 2011

Revenue from external customers	$634,343	$327,432	$559,549	$1,521,324

Cost of sales	(3,776,600)	(295,766)	(285,932)	(4,358,298	) )

Gross ( loss) / profit	$(3,142,257)	$31,666	$273,617	$(2,836,974	) )

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Three months ended	Three months ended	Three months ended	Three months ended
	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010

Revenue from external customers	$1,840,796	$604,482	$689,285	$3,134,563

Cost of sales	(816,159)	(272,017)	(166,514)	(1,254,690	) )

Gross profit	$1,024,637	$332,465	$522,771	$1,879,873

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	March 31, 2011	March 31, 2011	March 31, 2011	March 31, 2011

Revenue from external customers	$4,547,783	$444,789	$1,774,593	$6,767,165

Cost of sales	(6,370,035)	(378,502)	(831,541)	(7,580,078)

Gross profit	$(1,822,252)	66,287	$943,052	$(812,913)

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	Nine months ended	Nine months ended	Nine months ended	Nine months ended
	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010

Revenue from external customers	$6,681,881	$1,812,995	$2,088,806	$10,583,682

Cost of sales	(3,262,638)	(703,550)	(463,879)	(4,430,067)

Gross profit	$3,419,243	$1,109,445	$1,624,927	$6,153,615

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	March 31, 2011	March 31, 2011	March 31, 2011	March 31, 2011

Segment non - current assets	$-	$-	$2,039,538	$2,039,538

Segment current assets
(excluding cash and cash equivalents and rental deposit)	$6,217,088	$620,401	$6,186,831	$13,024,320

Segment current liability	$-	$-	$-	$-

	Greenery Construction Project	Greenery Maintenance Works	Hotel Facilities	Total
	As of	As of	As of	As of
	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010	Jun 30, 2010

Segment non - current assets	$-	$-	$2,697,473	$2,697,473

Segment current assets
(excluding cash and cash equivalents)	$8,502,714	$132,186	$4,084,988	$12,719,888

Segment current liability	$-	$-	$-	$-

10.	TAXATION

Income/ (loss) before tax consisted of the following:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

United States (a)	$(219,422)	$(832,500)
PRC (b)	(3,338,805)	1,849,464
Hong Kong (c)	(59)	(7)
BVI (d)	-	-
	$(3,558,286)	$1,016,957

Component subjected to tax expense (benefit) consisted of the following:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

United States	$-	$-
PRC (b) (i)	-	217,549
Hong Kong	-	-
BVI	-	-
	$-	$217,549

Tax expense consisted of the following:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

United States	$-	$-
PRC (b) (iv)	-	17,512
Hong Kong	-	-
BVI	-	-
	$-	$17,512

a.	United States Tax

The Company has a net operating loss carry forward at March 31, 2011 for tax purposes totaling $3,869,420, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

	Three months ended	Year ended
	March 31, 2011	June 30, 2010

Gross deferred tax assets:
Net operating loss carry forwards	$1,315,603	$1,204,154

Total deferred tax assets	1,315,603	1,204,154
Less: valuation allowance	(1,315,603)	(1,204,154)

Net deferred tax asset recorded	$-	$-

The valuation allowance at March 31, 2011 was $1,315,603. The net change in valuation allowance during the nine months ended March 31, 2011, was an increase of $111,449. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2011.

The actual tax benefit differs from the expected tax benefit for the six months ended March 31, 2011 and year ended June 30, 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

	Three months ended	Year ended
	March 31, 2011	June 30, 2010

Expected tax expense (benefit) – Federal	$1,315,603	$1,204,154
Change in valuation allowance	(1,315,603)	(1,204,154)

Actual tax expense (benefit)	$-	$-

b.	PRC Tax

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

The tax exemption was terminated on January 2, 2009. The estimated tax savings for the six months ended December 31, 2008 amounted to $107,108. If the income tax had been applied, the basic and diluted earnings per share would have been decreased by $00 and $0 per share for the nine months ended March 31, 2011 and 2010 respectively.

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

(i) The components subjected to tax expense (benefit) consisted of the following:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Business Tax (b) (ii)	$-	$8,616
Enterprises Income Tax (b) (ii)	-	8,896

	$-	$17,512

(ii) Calculation for component subjected to Business Tax and Enterprises Income Tax consisted of followings:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Turnover for the period	$1,521,324	$3,134,563
Less: Net of withholding turnover by greenery projects	(961,775)	(2,445,278)
Net of withholding turnover by hotel consulting	(559,549)	(516,965)

Turnover subject to provision for Business Tax	-	172,320
Less: Costs and expenses1	-	(45,229)

Income subject to provision for Enterprises Income Tax	$-	$127,091

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Business Tax (b) (ii)	$-	$8,616
Enterprises Income Tax (b) (ii)	-	8,896

	$-	$17,512

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

4 Costs and expenses include depreciation, repair and maintenance, legal and professional costs, and miscellaneous.

(iii) Income Tax Expense and provision for tax liability stated in balance sheet for the year at the statutory tax rate of applicable under PRC tax jurisdiction

	As of	As of
	March 31, 2011	June 30,2010

Tax at the statutory tax rate of applicable in jurisdictions:
jurisdictions:
- Business Tax	$-	$38,105
- Enterprises Income Tax	-	22,367
	-	60,472
Balance brought forward	133,196	72,303
Foreign exchange translation	5,256	421

Tax payable	$138,452	$133,196

c.	Hong Kong Tax

Earn Bright Development Limited has not been carrying out any business activity in Hong Kong and Earn Bright Development Limited is not subjected to Hong Kong profit tax as there is no assessable profit for the three months ended March 31, 2011 and year ended June 30, 2010.

d.	BVI Tax

Glorious Pie Limited is subjected to British Virgin Island (BVI) tax law. The Management of Glorious Pie Limited determined that the company did not operate in BVI and therefore is not subject to BVI tax. Therefore, Glorious Pie Limited did not incur any BVI tax during the years presented.

A reconciliation of the statutory U.S. federal tax rate and effective tax rate is as follows:

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010

Tax expense at statutory rate - US	$34.00%	$34.00%
Earning in jurisdictions taxed at rate different from statutory rate in US	(22.00%)	(22.00%)
Income withheld under PRC Tax jurisdiction	(12.00%)	(4.00%)
Effective tax rate	0.00%	8.00%

The deferred tax asset and liability has not been recognized because no valuation allowance to be established for the nine months ended March 31, 2011 and year ended June 30, 2010.

11.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

The Company leased certain office space under a non-cancellable operating lease agreement with a term of 1 year with fixed monthly rentals, expiring on April 30, 2011, and generally did not contain significant renewal options. Total rent expenses for the nine months ended March 31, 2011 and 2010 was $74,755 and $0, respectively. Future minimum rental payments due under the non-cancelable operating lease agreement are as follows:

Year ended June 30, 2011	$9,344

(b)	Contingencies

There are no foreseeable contingencies for the three months ended March 31, 2011 and June 30, 2010.

12.     SIGNIFICANT CONCENTRATION

The Group’s revenue derived from major customers for the three months ended  March 31, 2011 and 2010 are as follows:

	Three months ended March 31, 2011
		Percentage of
	Revenue	total revenue

Dongguan Garden Project Co.	$634,343	42%
Dongguan Carnival City Hotel	373,292	24%
Dongguan Xinyue’an Garden Co., Ltd.	327,432	22%
	$1,335,067	88%

	Three months ended March 31, 2010
		Percentage of
	Revenue	total revenue

Zhejiang Hongxin Garden Arts Co., Ltd.	$1,840,804	59%
Dongguan Xinyue’an Garden Co., Ltd.	334,772	11%
Dongguan Carnival City Hotel	340,758	11%
	$2,516,334	81%

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

Over the past nine months, we completed five large-scale landscape consulting and development projects and are currently working on one large-scale landscape consulting and development projects. We are seeking more large-scale landscaping projects stimulated by the RMB 4 trillion economic stimulus plan launched by the PRC government, and are working with existing customers to secure more maintenance service contracts.

Greenery Maintenance Consulting

During the first quarter of our current fiscal year, management elected to focus company resources on growing the Greenery Construction Consulting and Eco-friendly Property Consulting and Development business segments but devoted no resources to the operations of the Greenery Maintenance Consulting business segment since profit margins were not expected to be as high as those expected to be generated in the other business segments. Management continues to look for profitable opportunities within the Greenery Maintenance Consulting business and may pursue such additional opportunities during the fiscal year ending June 30, 2011, at a time when the Company expects margins to improve.

In the past, we offer consulting services to the same group of government contractors for Greenery Construction Consulting as for Greenery Maintenance Consulting projects. We work with external consultants to conduct site reviews and develop maintenance plans with our clients who outline all assessment criteria and performance targets. The external consultant acts as the site supervisor and we select subcontractors to execute the maintenance work. We conduct periodic performance and quality assessments to ensure the sites are maintained appropriately. The maintenance plans typically include soil quality analysis and renovation, root evaluation, plantation disease and strength analysis, pruning, pest control, weed control, floral treatments, earth surface treatment and restoration, maintenance and reconstruction of structural elements. In addition to working with subcontractors who perform maintenance on existing elements, our internal and external consultants recommend structural upgrades and development ideas to our clients

Eco-friendly Property Consulting and Development

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

We may purchase new property, plant and equipment as an investment into our business in accordance with the needs of our customers. Property, plant and equipment we purchase support the transformation of the hotels into eco-friendly hotels in a number of ways. For example, heatproof glasses that we installed can maintain the building’s warmth and allow natural lighting to penetrate so as to reduce indoor heating and lighting. Additionally, we selected blinds and curtains to reduce indoor temperature fluctuation. We also assisted in designing the construction of walls with insulated materials to prevent heat loss. Indoor walls were painted to reflect sunlight penetrated through windows and reduce energy consumption on lighting. In anticipation of the summer season, we have replaced old air conditioners with new air conditioning systems to reduce electricity costs. Some old electrical appliances that were owned by the hotel owners, such as CRT televisions, were energy inefficient. We replaced the old CRT televisions with LCD televisions to reduce heat generation in the indoor areas. These upgrades not only make the hotels eco-friendly but also help improve the look and feel of the hotels.

Fees are paid monthly within 15 days after the hotels’ monthly revenues are booked.  The hotels are obligated to keep full and accurate books and records which shall be available to us and our agents for inspections and audits. We believe this business arrangement has benefited both our Company and the hotels, with the implementation of our ECHOO program.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2011 Compared to the Three Months ended March 31, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Three months	Three month
	Ended	Ended
	March 31,	March 31,
	2011	2010

Service Income	$1,521,324	$3,134,563
Cost of services	(4,358,298)	(1,254,690)
Gross (loss) / profit	(2,836,974)	1,879,873
General and administrative expenses	(721,312)	(851,134)
(Loss) / Income before taxation	(3,558,286)	1,028,739
Income tax	-	(11,782)
Net (loss) / income	$(3,558,286)	$1,016,957

Service Income.   Our service income for the three months ended March 31, 2011 was $1,521,324 as compared to $3,134,563 for the three months ended March 31, 2010. The decrease of $1,613,239 or approximately 51.5%, was mainly attributable to Greenery Construction Consulting segment, which decreased by $1,206,453 and Greenery Maintenance Consulting segment, which decreased by $277,050 for the three months ended March 31, 2011 as compared with the same period in 2010. We were unable to complete as many construction and maintenance projects as we had for the same period in the prior year.

Income from our greenery construction consulting segment decreased by $1,206,453 for the three months ended March 31, 2011, as compared with the same period in 2010. For the three months ended March 31, 2011, we had one completed project and one on-going project. The completed project was Gaobu Town Plaza Project Part III Phase III with revenue $447,161. The carried-over on-going project was Shahe River Greenery Project Phase III with revenue $187,182. These projects had contributed to 100% of our greenery construction consulting revenue. We had focused our efforts on a smaller number of larger scale projects as compared with focusing on volume in the prior year. Typically larger projects require us to be on site for a longer period of time, thus allowing us to build strong long term relationships with our customers. Further, the profit margin on a larger project is typically greater than the margins yielded on completing many smaller projects. Our revenue per project was $317,172 for the three months ended March 31, 2011.

Income from our greenery maintenance consulting segment decreased by $277,050 for the three months ended March 31, 2011, as compared with the same period in 2010 due to a decrease in the number of projects we were able to complete during the three month period ended March 31, 2011.

Income from our hotel consulting segment decreased by $129,736 for the three months ended March 31, 2011, as compared with the same period in 2010 due to a decrease in the number of customers  for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Cost of Services. Our cost of services for the three months ended March 31, 2011 was $4,358,298as compared to $1,254,690 for the three months ended March 31, 2010, an increase of $3,103,608 or approximately 247.4%. The increase of our cost of services was mainly attributable to an increase in labor and material costs for the Greenery Construction Consulting projects and Greenery Maintenance projects. Also contributing was an increase in depreciation expense for our hotel equipment.

Gross Profit (Loss). For the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, we had a gross loss of $2,836,974and gross profit $1,879,873, respectively, reflecting a difference of $4,716,847. This was attributed to the loss in our Greenery Construction Consulting segment. One of our greenery construction projects, River Greenery Project Phase III, was not completed on time as scheduled. This delayed our revenue recognition of amount $615,928. Labor and material costs also increased for the period.

The gross profit margin on our Eco-friendly Property Consulting and Development business decreased from 75.8% to 48.9% due to the decrease in hotel consulting revenue and increase in depreciation expense.

General and Administrative Expenses. We incurred general and administrative expenses of $721,312 for the three months ended March 31, 2011, a decrease of $ 129,822 or -15.3% Our general and administrative expenses decreased as we did not incur any share based compensation for the three months ended March 31 2011, as compared to $795,000 for the three months ended March 31, 2010.

Net Income (Loss). We had net loss of $3,558,286 for the three months ended March 31, 2011 as compared to net income $1,016,957 for the three months ended March 31, 2010, representing a change of $ 4,575,243. The change in our net income was largely due to the increase in labor costs and material costs..

Nine Months ended March 31, 2011 Compared to the Nine Months ended March 31, 2010

The following tables set forth key components of our results of operations for the periods indicated, in U.S. dollars, and key components of our revenue for the period indicated, in dollars.

	Nine months	Nine month
	Ended	Ended
	March 31,	March 31,
	2011	2010

Service Income	$6,767,165	$10,583,682
Cost of services	(7,580,078)	(4,430,067)
Gross profit	(812,913)	6,153,615
General and administrative expenses	(934,241)	(902,452)
Income before taxation	(1,747,154)	5,251,163
Income tax	-	(60,448)
Net income	$(1,747,154)	$5,190,715

Service Income.   Our service income for the nine months ended March 31, 2011 was $6,767,165 as compared to $10,583,682 for the nine months ended March 31, 2010, a decrease of $3,816,517 or approximately 36.1%. Decrease in our service income was mainly attributable to Greenery Construction Consulting segment, which decreased by $2,134,098 and Greenery Maintenance Consulting segment, which decreased by $1,368,206 for the nine months ended March 31, 2011 as compared with the same period in 2010. We were unable to complete as many construction and maintenance projects as we had for the same period in the prior year.

Income from our greenery construction consulting segment decreased by $2,134,098 for the nine months ended March 31, 2011, as compared with the same period in 2010. For the nine months ended March 31, 2011, we had five completed project and one on-going project. The five completed projects are Shahe River Bank Greenery Project Phase I, Shahe River Bank Greenery Project Phase II, Gaobu Town Plaza Project Part III Phase I, Gaobu Town Plaza Project Part III Phase II, and Gaobu Town Plaza Project Part III Phase III with revenues of $335,221, $1,350,623, $207,066, $1,000,905, and $1,019,189, respectively. The on-going project is Shahe River Greenery Project Phase III with revenue $634,778. These projects have contributed to 100% of our greenery construction consulting revenue. We have focused our efforts on a smaller number of larger scale projects as compared with focusing on volume in the prior year. Typically larger projects require us to be on site for a longer period of time, thus allowing us to build strong long term relationships with our customers. Further, the profit margin on a larger project is typically greater than the margins yielded on completing many smaller projects. Our revenue per project has decreased to $757,964 for the nine months ended March 31, 2011, as compared with the same period in 2010.

Income from our greenery maintenance consulting segment decreased by $1,368,206 for the nine months ended March 31, 2011, as compared with the same period in 2010. It was because we found less profitable greenery maintenance projects for the nine months ended March 31, 2011. For the nine months ended March 31, 2011, we had one new Greenery Maintenance Consulting project. It is Garden Road Upgrade Maintenance Project with revenue of $444,789.

Income from our hotel consulting decreased by $314,213 for the nine months ended March 31, 2011, as compared with the same period in 2010. Number of customers decreased for the nine months ended March 31, 2011.

Cost of Services. Our cost of services for the nine months ended March 31, 2011 was $7,580,078as compared to $4,430,067 for the nine months ended March 31, 2010, an increase of $3,150,011or approximately 71.1%%. The increase of our cost of services was mainly attributable to the increased labor and material costs for our Greenery Construction Consulting projects and Greenery Maintenance projects. In addition, depreciation expense of our hotel equipment increased since we invested more property, plant, and equipment in the hotels.

Gross Profit (Loss). For the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, we had gross loss of $812,913 and gross profit of $6,153,615, respectively, reflecting a change of $6,966,528 or approximately -113.21% . Our gross profit margin (gross profit divided by revenue) decreased from approximately 58.14% for the nine months ended March 31, 2010 to approximately -12.0% for the same period ended 2011, representing a decrease of 113.2%. This was attributed to a decrease in profit margin in Greenery Construction Consulting which decreased from 51.2% to -40.1%. Our gross profit margin in this business segment decreased as labor and material costs increased.

The gross profit margin on our Eco-friendly Property Consulting and Development business decreased from 77.8% to 53.1% due to the decrease in hotel consulting revenue and increase in depreciation expense.

General and Administrative Expenses. We incurred general and administrative expenses of $934,241  for the nine months ended March 31, 2011, an increase of $31,789 or 3.5%. Our general and administrative expenses increased due to significant increase of salary for the nine months ended March 2010.

Net Income (Loss). We had net loss of $1,747,154 for the nine months ended March 31, 2011 as compared to net income $5,190,715 for the nine months ended March 31, 2010, representing a decrease of $6,937,869 or approximately 133.7%. The decrease in our net income was largely due the increase in labor and material costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash and cash equivalents of $438,160, and incurred an accumulated net loss of $9,780,347.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the three months ended
	March 31, 2011	March 31, 2010

Net Cash (used in) / generated from Operating Activities	$(617,512)	$3,105,622
Net Cash used in Investment Activities	-	(346,877)
Net Cash generated from Financing Activities	-	(2,194,229)
Net (decrease) / increase in Cash and Cash Equivalents	(617,512)	564,516
Effect of Foreign Currency Translation	144,523	2,351
Cash, Beginning of the Period	911,148	1,099,637
Cash, End of the Period	$438,160	$1,666,504

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Net cash used in operating activities was $617,512 for the three months ended March 31, 2011, compared to net cash generated from operations of $3,105,622 for the three months ended March 31, 2010. The $3,723,134 decrease was primarily due to smaller sales coupled with an increase in accounts receivables. Our accounts receivables increased by $1,009,241 for the three months ended March 31, 2011..

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended
	March 31, 2011	March 31, 2010

Net Cash (used in) / generated from Operating Activities	$(1,292,302)	$2,905,048
Net Cash used in Investment Activities	-	(364,216)
Net Cash generated from Financing Activities	-	(1,696,212)
Net (decrease) / increase in Cash and Cash Equivalents	(1,292,302)	844,620
Effect of Foreign Currency Translation	589,353	(27,573)
Cash, Beginning of the Period	1,141,108	849,457
Cash, End of the Period	$438,160	$1,666,504

Comparison of the nine months ended March 31, 2011 to the nine months ended March 31, 2010

Net cash used in operating activities was $1,292,302 for the nine months ended March 31, 2011, compared to net cash generated from operations of $2,905,048 for the nine months ended March 31, 2010. The $4,197,350 decrease was primarily due to smaller sales coupled with an increase in accounts receivables. Our accounts receivables increased by $875,197 for the nine months ended March 31, 2011.

Our outstanding accounts receivable related to hotel consulting as of March 31, 2011 was $232,723. This is the total amount that we are entitled to receive from the hotels as stated in the revenue-sharing consulting agreements. The amount is outstanding as both hotels are required to pay us within 15 days after the end of every month. Both hotels have paid us within the terms and on time since inception of both consulting agreements. Therefore, we do not believe it is necessary to introduce any provision of bad debt for these accounts. We also possess the rights to perform inspection on their sites and books of records. We can also remove the equipments and fixtures on their sites that are owned by us if we identify any adverse changes to the hotel owners’ ability and willingness to comply with the contract terms. At the moment, we are confident that the hotel owners will continue to pay us within the terms and on time.

Net cash used in investment activities was 0 for the nine months ended March 31, 2011. Compared to net cash used in investment activities of $364,216 for the nine months ended March 2010.Net cash from investment activities increased because we did not purchase any new property, plant and equipment for our ECHOO hotel projects for the nine months ended March 31, 2011.

Net cash used in financing activities was 0 for the nine months ended March 31, 2011, compared to net cash used in financing activities of $1,696,212 for the nine months ended March 31, 2010. Net cash from financing activities increased because we did not pay out any dividend for the nine months ended March 31, 2011.

Subsequent to March 31, 2011, we have collected a total amount of $232,724 from our accounts receivable due as of March 31, 2011. The following is a breakdown of the accounts receivable that we have collected for amounts outstanding as of March 31, 2011:

Counterparty	Amount Collected	Date Amount Collected

Hotel Management
Carnival City Hotel	$151,311	April 15, 2011
Healthy City Hotel	$49,945	April 15, 2011
Yu Zu Tang Hotel	$31,468	April 15, 2011

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

For the period ended March 31, 2011 and  year ended June 30, 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011 and year ended June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls. Our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2011 pursuant to Rule 13a-15(b) of the Securities and Exchange Act.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not fully effective for the  purpose for which it is intended  due  to the following reasons  as of March 31, 2011:

1.
Share-based compensation – There was a material weakness in the process related to the evaluating certain equity based transaction and the accounting treatment for these non-frequent transactions. We have restated our consolidated financial statements for the year ended June 30, 2009 and for the period ended March 31, 2010 as a result of accounting treatment for our provision and settlement of share-based compensation for employee and non-employee which were issued on August 13, 2009.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On April 12, 2011, our former CEO, Chi Yip Tai entered into a total of eleven (11) Share Purchase Agreements pursuant to which he sold an aggregate of 5,177,500 shares of his shares of the Company’s common stock to third parties at a purchase price of $3.00 per share, aggregating $15,532,500 in proceeds. In aggregate, these shares represent 79.47% of the Company’s issued and outstanding common stock. Effective upon the closing of the  Share Purchase Agreements, Chi Yip Tai owns no shares of the Company’s stock.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   (Removed and Reserved)

Item 5.   Other Information

Effective April 13, 2011, Chi Yip Tai resigned from his position as our Director and CEO, and Wei Guo Wang, our Chief Financial Officer (“CFO”), was appointed as CEO of the Company.

Item 6.      Exhibits

(a)	Exhibits

31.1 Certifications of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15(d)-14(a)).

32.1 Certifications of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011	GREEN SOLUTIONS CHINA, INC.

By:	/s/ Wei Guo Wang
Name: Wei Guo Wang
President, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer, Principal Accounting
Officer and Principal Financial Officer)